Form 10-Q
period 2015-03-31
Gogo Baby, Inc.
filed 2015-06-11
CIK 1616736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

                        Commission file number 333-198772


                                 Gogo Baby, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                           5745 Kearny Villa Rd. #102
                               San Diego, CA 92123
          (Address of principal executive offices, including zip code)

                                  (858) 492-1288
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,550,000 shares as of June 8, 2015

ITEM 1. FINANCIAL STATEMENTS

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                 As of              As of
                                                                                March 31,         December 31,
                                                                                  2015               2014
                                                                                --------           --------
                                                                              (Unaudited)          (Audited)
CURRENT ASSETS
  Cash                                                                          $  1,905           $  4,345
                                                                                --------           --------
TOTAL CURRENT ASSETS                                                               1,905              4,345

OTHER ASSETS
  Intangible Assets, net                                                               5                  5
                                                                                --------           --------
TOTAL OTHER ASSETS                                                                     5                  5
                                                                                --------           --------

      TOTAL ASSETS                                                              $  1,910           $  4,350
                                                                                ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                              $  4,000           $    500
  Promissory notes payment                                                         4,000              4,000
  Accrued interest                                                                   199                160
                                                                                --------           --------
TOTAL CURRENT LIABILITIES                                                          8,199              4,660

LONG-TERM LIABILITIES
  Accrued interest                                                                   380                191
  Promissory note payable                                                         19,000             15,000
                                                                                --------           --------
TOTAL LONG-TERM LIABILITIES                                                       19,380             15,191
                                                                                --------           --------

      TOTAL LIABILITIES                                                           27,579             19,851

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of March 31, 2015 and December 31, 2014                                         --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 36,550,000 and 11,550,000 shares issued and outstanding
   as of March 31, 2015 and December 31, 2014                                      3,655              3,655
  Additional paid-in capital                                                         850                850
  Deficit accumulated during development stage                                   (30,174)           (20,006)
                                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (25,669)           (15,501)
                                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                        $  1,910           $  4,350
                                                                                ========           ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unudited)
--------------------------------------------------------------------------------

                                                                                             February 22, 2013
                                                 Three months           Three months            (inception)
                                                    Ended                  Ended                  through
                                                  March, 31,             March, 31,              March, 31,
                                                     2015                   2014                   2015
                                                 ------------           ------------           ------------
REVENUES
  Revenues                                       $         --           $         --           $         --
                                                 ------------           ------------           ------------
TOTAL REVENUES                                             --                     --                     --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                               2,440                    535                 10,895
  R & D - Pre-Production process                        1,000                     --                  1,000
  Professional fees                                     6,500                     --                 17,700
                                                 ------------           ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 9,940                    535                 29,595
                                                 ------------           ------------           ------------

LOSS FROM OPERATION                                    (9,940)                  (535)               (29,595)
                                                 ------------           ------------           ------------
OTHER EXPENSE
  Interest expense                                        228                     --                    579
                                                 ------------           ------------           ------------
TOTAL OTHER EXPENSES                                      228                     --                    579

NET INCOME (LOSS)                                $    (10,168)          $       (535)          $    (30,174)
                                                 ============           ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         36,550,000             11,550,000
                                                 ============           ============


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         February 22, 2013
                                                                     Three months       Three months        (inception)
                                                                        Ended              Ended              through
                                                                      March, 31,         March, 31,          March, 31,
                                                                         2015               2014               2015
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(10,168)          $   (535)          $(30,174)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in accounts payable and accrued liabilities       3,500                 --              4,000
    Increase in accrued interest                                            228                 --                579
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,440)              (535)           (25,595)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Intangible Assets                                           --                 --                 (5)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable - related party                               4,000                 --             23,000
  Issuance of common stock                                                   --                 --              4,505
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             4,000                 --             27,505
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (2,440)              (535)             1,905

CASH AT BEGINNING OF PERIOD                                               4,345                665                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                     1,905                130              1,905
                                                                       ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
               Condensed Notes to Financial Statements (Unaudited)
                                 March 31, 2015
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoGo Baby, Inc. (the "Company") was incorporated on February 22, 2013 under the laws of the State of Delaware to enter into the toy industry. The GoGo Baby invention of a wireless car seat toy system was created with the objective to provide a car seat toy system that the driver can activate from the steering wheel. It is Gogo Baby's first objective to sell the patent to a major company or secondly have the toy manufactured, set up an online store and market the product.

The Company's activities to date have been limited to organization and capital. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company's fiscal year end is December 31.

NOTE 2 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $30,174 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $23,000 from Malcolm Hargrave in the form of a promissory note. As of March 31, 2015, the amount due to Malcolm Hargrave was $23,000.

On December 31, 2013, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on December 31, 2015.

On June 30, 2014, the Company received a $6,000 loan. This loan is at 4% interest with principle and interest all due on June 30, 2016.

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
               Condensed Notes to Financial Statements (Unaudited)
                                 March 31, 2015
--------------------------------------------------------------------------------

On September 9, 2014, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on September 9, 2016.

On January 5, 2015, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 5, 2017.

As of March 31, 2015, accrued interest is $579.

NOTE 4 - STOCK TRANSACTIONS

On June 6, 2013, the Company issued a total of 50,000 shares of common stock to Lesa Foster in exchange for a toy patent for a cash value of $0.0001 per share for a total value of $5

On June 21, 2013 the Company issued a total of 10,000,000 shares of common stock to one director for cash in the amount of $0.0001 per share for a total of $1,000

On November 14, 2013, the Company issued a total of 1,500,000 shares of common stock to DTH for cash in the amount of $0.000666 per share for a total of $1,000.

On June 9, 2014 the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0001 per share for a total of $2,500

As of March 31, 2015the Company had 36,550,000 shares of common stock issued and outstanding.

NOTE 5 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2015:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 36,550,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

NOTE 6 - SUBSEQUENT EVENT

On April 20, 2015, the Company received a $9,000 loan from Malcom Hargrave. This loan is at 4% interest with principle and interest all due on April 20, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Gogo Baby, Inc. (the "Company") was incorporated on February 22, 2013. As of March 31, 2015 the Company had a cash balance of $1,905. GoGo Baby may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

Pursuant to a recent registration statement on Form S-1, DTH International Corporation, a shareholder of Gogo Baby Inc., has distributed to its shareholders 1,000,000 shares of its GoGo Baby common stock. The distribution will be made to holders of record of DTH International Corporation common stock as of the close of business on December 31, 2013, on the basis of one share of GoGo Baby's common stock for each one share of DTH International Corporation common stock held. The 1,000,000 shares of the common stock distributed to DTH International Corporation shareholders represent 2.7% of all the issued and outstanding shares of the common stock of the Company. DTH International Corporation acquired 1,500,000 shares of the common stock of GoGo Baby on November 14, 2013, for $1,000. After the distribution, a shareholder of GoGo Baby will control 95% of the outstanding common stock.

The Company plans to attempt to raise additional equity capital by making an equity offering to its new shareholders as soon as possible. New shareholders are the DTH International Corporation shareholders who were shareholders on December 31, 2013.

BUSINESS PLAN

The Company has already developed and tested several models of its proposed product. The Company has a patent pending. It is the Company's intent to approach major toy companies and child car seat companies with the intent to sell the patent rights. If this is not successful the Company will consider developing a model to sell on the internet.

PRODUCT

The Company's proposed products are toys for small children which attach to car seats to amuse. The toys may be wirelessly activated from the driver's position. These toys provide light and sound which entertain the child. One or more toys may be controlled from the driver's seat.

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred no research or development expenses through March 31, 2015.

As of March 31, 2015 the Company has spent $29,595 on general and administrative expenses and $579 on interest expense, resulting in a net loss of $30,174.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2015.

                    Balance Sheet Data:           3/31/2015
                    -------------------           ---------

                    Cash                          $  1,905
                    Total assets                  $  1,910
                    Total liabilities             $ 27,579
                    Shareholders' equity          $(25,669)

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

For the three months ended March 31, 2015 we generated no revenues and had $9,940 in general and administrative expenses. We recorded $228 in interest expense, for a net loss of $(10,168).

For the three months ended March 31, 2014 we generated no revenues and had $535 in general and administrative expenses for a net loss of $(535).

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our cash balance at March 31, 2015 was $1,905. We believe our cash balance and loans from our director are sufficient to fund our limited levels of operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us on which to base an evaluation of our performance. We are a development stage company and have not generated revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in implementing our business plan, and possible cost overruns due to increases in the cost of services.

All work is done by the Company's President at no cost to the Company. Mr. Hargrave receives no salary and he donates parts from his own inventory at no cost to the Company. The Company's major expense is corporate costs including accounting which the Company estimates at a monthly average of $1,000. The Company's present cash balance of $1,905 will last about two months at the present "burn rate".

To become profitable and competitive, we must implement our business plan and generate revenue and raise additional capital.

PUBLIC COMPANY EXPENSE

The Company estimates its quarterly public company expense as follows:

                  Audit review          $1,800
                  Accounting               450
                  Edgar                    500
                                        ------
                  Total                 $2,750
                                        ======

LIQUIDITY AND CAPITAL RESOURCES

Our director has agreed to advance funds as needed. While he has agreed to advance the funds he is not legally required to do so and may not for any reason. The Company intends to make an equity offering to its new shareholders after the distribution.

We received our initial funding of $1,000 through the sale of common stock to Mr. Hargrave, our officer and director, who purchased 10,000,000 shares of our common stock at $0.0001 per share on June 22, 2013. On June 9, 2014, Mr. Hargrave purchased an additional 25,000,000 shares for $2,500. Our financial statements from inception (February 22, 2013) through March 31, 2015 report no revenues and net losses of $30,174.

Since inception the Company received cash totaling $23,000 form Malcolm Hargrave in the form of promissory notes. The date and terms of the loans are:

     1. On December 31, 2013, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on December 31, 2015.

     2. On June 30, 2014, the Company received a $6,000 loan. This loan is at 4% interest with principle and interest all due on June 30, 2016.

     3. On September 9, 2014, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on September 9, 2016.

     4. On January 5, 2015, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 5, 2017.

As of March 31, 2015, accrued interest is $579.

PLAN OF OPERATION

The following are the past and projected future activities of the company in milestone format. The specific timing of each milestone will depend on the ability of GoGo Baby to raise capital; therefore these dates are estimates which may not be met.

MILESTONES:

FEBRUARY 22, 2013 TO DECEMBER 31, 2014

The Company has during this period:

     *    Purchased a provisional patent on its product
     *    Built and operated models of its product successfully
     *    Filed for and has received a patent pending on its product

JANUARY 1, 2015 TO MARCH 31, 2015

     * Product Prototype which can be shown to manufacturers of toys and child car seats.
     *    Compile list of manufacturers of toys and child car seats.

APRIL 1, 2015 TO APRIL 30, 2015

     *    Complete version for demo to manufacturers of car seats and toys

FUTURE PLANS

MAY 1, 2015 TO SEPT 30, 2015

     *    Complete version for demo to manufactures of car seats and toys
     *    Test latest version on different car seats and types of cars.
     *    Make list of prospective manufactures
     *    Start contacting manufactures

The prototype must still be tested on several different types of auto and other vehicles. No prototype has yet been shown nor have we contacted any potential purchasers of the pending patent or manufacturers.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

ITEM 4.     CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENT

On April 20, 2015, the Company received a $9,000 loan from Malcolm Hargrave. This loan is at 4% interest with principle and interest all due on April 20, 2017.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-198772, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------

   3.1         Articles of Incorporation*
   3.2         Bylaws*
  31.1         Sec. 302 Certification of Principal Executive Officer
  31.2         Sec. 302 Certification of Principal Financial Officer
  32.1         Sec. 906 Certification of Principal Executive Officer
  32.2         Sec. 906 Certification of Principal Financial Officer
  101          Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoGo Baby, Inc., Registrant


By /s/ Malcolm Hargrave                                             June 8, 2015
------------------------------                                      ------------
MALCOLM HARGRAVE
President, Secretary, Treasurer and Director
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Malcolm Hargrave               Principal Executive Officer            6/8/15
---------------------------        ---------------------------            ------
MALCOLM HARGRAVE                             Title                         Date


/s/ Malcolm Hargrave               Principal Financial Officer            6/8/15
---------------------------        ---------------------------            ------
MALCOLM HARGRAVE                             Title                         Date


/s/ Malcolm Hargrave               Principal Accounting Officer           6/8/15
---------------------------        ---------------------------            ------
MALCOLM HARGRAVE                             Title                         Date


/s/ Malcolm Hargrave               President, Secretary,Treasurer         6/8/15
---------------------------        ---------------------------            ------
MALCOLM HARGRAVE                             Title                         Date


/s/ Malcolm Hargrave               Director                               6/8/15
---------------------------        ---------------------------            ------
MALCOLM HARGRAVE                             Title                         Date