Form 10-Q
period 2015-06-30
Gogo Baby, Inc.
filed 2015-07-28
CIK 1616736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

                                  (858)492-1288
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,550,000 shares as of July 27, 2015

ITEM 1. FINANCIAL STATEMENTS

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                 As of              As of
                                                                                June 30,          December 31,
                                                                                  2015               2014
                                                                                --------           --------
                                                                               (Unaudited)         (Audited)
CURRENT ASSETS
  Cash                                                                          $  5,684           $  4,345
                                                                                --------           --------
TOTAL CURRENT ASSETS                                                               5,684              4,345

OTHER ASSETS
  Intangible Assets, net                                                               5                  5
                                                                                --------           --------
TOTAL OTHER ASSETS                                                                     5                  5
                                                                                --------           --------

      TOTAL ASSETS                                                              $  5,689           $  4,350
                                                                                ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                              $  3,155           $    500
  Promissory notes payable                                                        10,000             10,000
  Accrued interest                                                                   412                281
                                                                                --------           --------
TOTAL CURRENT LIABILITIES                                                         13,567             10,781

LONG-TERM LIABILITIES
  Accrued interest                                                                   467                 70
  Promissory note payable                                                         22,000              9,000
                                                                                --------           --------
TOTAL LONG-TERM LIABILITIES                                                       22,467              9,070
                                                                                --------           --------

    TOTAL LIABILITIES                                                             36,034             19,851

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of June 30, 2015 and December 31, 2014                                          --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 36,550,000 and 11,550,000 shares issued and outstanding
   as of June 30, 2015 and December 31, 2014                                       3,655              3,655
  Additional paid-in capital                                                         850                850
  Deficit accumulated during development stage                                   (34,850)           (20,006)
                                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             (30,345)           (15,501)
                                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                        $  5,689           $  4,350
                                                                                ========           ========


   The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unudited)
--------------------------------------------------------------------------------

                                                                                                           February 22, 2013
                                          Three months     Three months      Six months       Six months      (inception)
                                             Ended            Ended            Ended            Ended           through
                                            June 30,         June 30,         June 30,         June 30,         June 30,
                                              2015             2014             2015             2014             2015
                                          ------------     ------------     ------------     ------------     ------------
REVENUES
  Revenues                                $         --     $         --     $         --     $         --     $         --
                                          ------------     ------------     ------------     ------------     ------------
TOTAL REVENUES                                      --               --               --               --               --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                        2,376               93            4,816              628           13,271
  R & D - Pre-Production process                    --               --            1,000               --            1,000
  Professional fees                              2,000               --            8,500               --           19,700
                                          ------------     ------------     ------------     ------------     ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          4,376               93           14,316              628           33,971
                                          ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATION                             (4,376)             (93)         (14,316)            (628)         (33,971)
                                          ------------     ------------     ------------     ------------     ------------
OTHER EXPENSE
  Interest expense                                 300               40              528               40              879
                                          ------------     ------------     ------------     ------------     ------------
TOTAL OTHER EXPENSES                               300               40              528               40              879
                                          ------------     ------------     ------------     ------------     ------------

NET INCOME (LOSS)                         $     (4,676)    $       (133)    $    (14,844)    $       (668)    $    (34,850)
                                          ============     ============     ============     ============     ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  36,550,000       17,319,231       36,550,000       14,450,552
                                          ============     ============     ============     ============


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                          February 22, 2013
                                                                       Six months         Six months         (inception)
                                                                         Ended              Ended             through
                                                                        June 30,           June 30,           June 30,
                                                                          2015               2014               2015
                                                                        --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(14,844)          $   (668)          $(34,850)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities       2,655                 40              3,155
     Increase in accrued interest                                            528                 --                879
                                                                        --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (11,661)              (628)           (30,816)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Intangible Assets                                            --                 --                 (5)
                                                                        --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 --                 --                 (5)

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                            --                 --                 --
  Increase in notes payable - related party                               13,000              6,000             32,000
  Issuance of common stock                                                    --              2,500              4,505
                                                                        --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             13,000              8,500             36,505
                                                                        --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                            1,339              7,872              5,684

CASH AT BEGINNING OF PERIOD                                                4,345                665                 --
                                                                        --------           --------           --------

CASH AT END OF PERIOD                                                      5,684              8,537              5,684
                                                                        ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                              $     --           $     --           $     --
                                                                        ========           ========           ========

  Income Taxes                                                          $     --           $     --           $     --
                                                                        ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
               Condensed Notes to Financial Statements (Unaudited)
                                  June 30, 2015
--------------------------------------------------------------------------------

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

NOTE 2 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $34,850 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $32,000 from Malcolm Hargrave in the form of a promissory note. As of June 30, 2015, the amount due to Malcolm Hargrave was $32,000.

On December 31, 2013, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on December 31, 2015.

On June 30, 2014, the Company received a $6,000 loan. This loan is at 4% interest with principle and interest all due on June 30, 2016.

                                 GoGo Baby, Inc.
                          (A Development Stage Company)
               Condensed Notes to Financial Statements (Unaudited)
                                  June 30, 2015
--------------------------------------------------------------------------------

On September 9, 2014, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on September 9, 2016.

On January 5, 2015, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 5, 2017.

On April 20, 2015, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on April 20, 2017.

As of June 30, 2015, accrued interest is $879.

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

On June 9, 2014 the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0001 per share for a total of $2,500

As of June 30, 2015 the Company had 36,550,000 shares of common stock issued and outstanding.

NOTE 5 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2015:

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

OVERVIEW

Gogo Baby, Inc. (the "Company") was incorporated on February 22, 2013. As of June 30, 2015 the Company had a cash balance of $5,684. GoGo Baby may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

Pursuant to a recent registration statement on Form S-1, DTH International Corporation, a shareholder of Gogo Baby Inc., has distributed to its shareholders 1,000,000 shares of its GoGo Baby common stock. The distribution was made to holders of record of DTH International Corporation common stock as of the close of business on December 31, 2013, on the basis of one share of GoGo Baby's common stock for each one share of DTH International Corporation common stock held. The 1,000,000 shares of the common stock distributed to DTH International Corporation shareholders represent 2.7% of all the issued and outstanding shares of the common stock of the Company. DTH International Corporation acquired 1,500,000 shares of the common stock of GoGo Baby on November 14, 2013, for $1,000. After the distribution, a shareholder of GoGo Baby controls 95% of the outstanding common stock.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred no research or development expenses through June 30, 2015.

As of June 30, 2015 the Company has spent $33,971 on general and administrative expenses and $879 on interest expense, resulting in a net loss of $34,850.

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2015.

               Balance Sheet Data:           6/30/2015
               -------------------           ---------

               Cash                          $  5,684
               Total assets                  $  5,689
               Total liabilities             $ 36,034
               Shareholders' equity          $(30,345)

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

For the three months ended June 30, 2015 we generated no revenues and had $4,376 in general and administrative expenses. We recorded $300 in interest expense, for a net loss of $(4,676).

For the three months ended June 30, 2014 we generated no revenues and had $93 in general and administrative expenses. We recorded $40 in interest expense, for a net loss of $(133).

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

For the six months ended June 30, 2015 we generated no revenues and had $14,316 in general and administrative expenses. We recorded $528 in interest expense, for a net loss of $(14,844).

For the six months ended June 30, 2014 we generated no revenues and had $628 in general and administrative expenses. We recorded $40 in interest expense, for a net loss of $(668).

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our cash balance at June 30, 2015 was $5,684. We believe our cash balance and loans from our director are sufficient to fund our limited levels of operations.

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

All work is done by the Company's President at no cost to the Company. Mr. Hargrave receives no salary and he donates parts from his own inventory at no cost to the Company. The Company's major expense is corporate costs including accounting which the Company estimates at a monthly average of $1,000. The Company's present cash balance of $5,684 will last about five months at the present "burn rate".

To become profitable and competitive, we must implement our business plan and generate revenue and raise additional capital.

PUBLIC COMPANY EXPENSE

The Company estimates its quarterly public company expense as follows:

                Audit review          $2,000
                Accounting               450
                Edgar                    500
                                      ------
                Total                 $2,950
                                      ======

LIQUIDITY AND CAPITAL RESOURCES

Our director has agreed to advance funds as needed. While he has agreed to advance the funds he is not legally required to do so and may not for any reason. The Company intends to make an equity offering to its new shareholders after the distribution.

We received our initial funding of $1,000 through the sale of common stock to Mr. Hargrave, our officer and director, who purchased 10,000,000 shares of our common stock at $0.0001 per share on June 22, 2013. On June 9, 2014, Mr. Hargrave purchased an additional 25,000,000 shares for $2,500. Our financial statements from inception (February 22, 2013) through June 30, 2015 report no revenues and net losses of $34,850.

Since inception the Company received cash totaling $32,000 from Malcolm Hargrave in the form of promissory notes. The date and terms of the loans are:

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

     5. On April 20, 2015, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on April 20, 2017.

As of June 30, 2015, accrued interest is $879.

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

APRIL 1, 2015 TO JUNE 30, 2015

     *    Complete version for demo to manufacturers of car seats and toys

FUTURE PLANS

JULY 1, 2015 TO SEPT 30, 2015

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

ITEM 4. CONTROLS AND PROCEDURES

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

GoGo Baby, Inc., Registrant


By /s/ Malcolm Hargrave                                            July 27, 2015
--------------------------------------------                       -------------
MALCOLM HARGRAVE
President, Secretary, Treasurer and Director
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Malcolm Hargrave               Principal Executive Officer           7/27/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date


/s/ Malcolm Hargrave               Principal Financial Officer           7/27/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date


/s/ Malcolm Hargrave               Principal Accounting Officer          7/27/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date


/s/ Malcolm Hargrave               President, Secretary,Treasurer        7/27/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date


/s/ Malcolm Hargrave               Director                              7/27/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date