Form 10-Q
period 2015-09-30
Gogo Baby, Inc.
filed 2015-11-12
CIK 1616736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,550,000 shares as of November 9, 2015

ITEM 1. FINANCIAL STATEMENTS

                                 GoGo Baby, Inc.
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                                 As of               As of
                                                                              September 30,       December 31,
                                                                                  2015               2014
                                                                                --------           --------
                                                                              (Unaudited)          (Audited)
CURRENT ASSETS
  Cash                                                                          $    512              4,345
                                                                                --------           --------
TOTAL CURRENT ASSETS                                                                 512              4,345

OTHER ASSETS
  Intangible Assets, net                                                               5                  5
                                                                                --------           --------
TOTAL OTHER ASSETS                                                                     5                  5
                                                                                --------           --------

      TOTAL ASSETS                                                              $    517           $  4,350
                                                                                ========           ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                              $  2,060           $    500
  Promissory notes payable--long tem notes due in one year                        19,000             19,000
  Accrued interest                                                                   961                351
                                                                                --------           --------
TOTAL CURRENT LIABILITIES                                                         22,021             19,851

LONG-TERM LIABILITIES
  Accrued interest                                                                   238                 --
  Promissory note payable                                                         13,000                 --
                                                                                --------           --------
TOTAL LONG-TERM LIABILITIES                                                       13,238                 --
                                                                                --------           --------

      TOTAL LIABILITIES                                                           35,259             19,851

STOCKHOLDERS' DEFICIT
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of September 30, 2015 and December 31, 2014                                     --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 36,550,000 and 11,550,000 shares issued and outstanding
   as of September 30, 2015 and December 31, 2014                                  3,655              3,655
  Additional paid-in capital                                                         850                850
  Deficit accumulated                                                            (39,247)           (20,006)
                                                                                --------           --------
TOTAL STOCKHOLDERS' DEFICIT                                                      (34,742)           (15,501)
                                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                 $    517           $  4,350
                                                                                ========           ========


   The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                            Statements of Operations
                                   (Unudited)
--------------------------------------------------------------------------------

                                            Three months        Three months        Nine months         Nine months
                                               Ended               Ended               Ended               Ended
                                            September 30,       September 30,       September 30,       September 30,
                                                2015                2014                2015                2014
                                            ------------        ------------        ------------        ------------
REVENUES
  Revenues                                  $         --        $         --        $         --        $         --
                                            ------------        ------------        ------------        ------------
TOTAL REVENUES                                        --                  --                  --                  --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                          2,077               1,930               6,893               2,558
  R & D - Pre-Production process                      --                  --               1,000                  --
  Professional fees                                2,000               6,000              10,500               6,000
                                            ------------        ------------        ------------        ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            4,077               7,930              18,393               8,558
                                            ------------        ------------        ------------        ------------

LOSS FROM OPERATION                               (4,077)             (7,930)            (18,393)             (8,558)
                                            ------------        ------------        ------------        ------------
OTHER EXPENSE
  Interest expense                                   320                 121                 848                 161
                                            ------------        ------------        ------------        ------------
TOTAL OTHER EXPENSES                                 320                 121                 848                 161
                                            ------------        ------------        ------------        ------------

NET INCOME (LOSS)                           $     (4,397)       $     (8,051)       $    (19,241)       $     (8,719)
                                            ============        ============        ============        ============

BASIC EARNINGS PER SHARE                    $      (0.00)       $      (0.00)       $      (0.00)       $      (0.00)
                                            ============        ============        ============        ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    36,550,000          36,550,000          36,550,000          21,897,985
                                            ============        ============        ============        ============


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                            Nine months        Nine months
                                                                               Ended              Ended
                                                                            September 30,      September 30,
                                                                                2015               2014
                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                           $(19,241)          $ (8,719)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities             1,560              6,975
     Increase in accrued interest                                                  848                161
                                                                              --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (16,833)            (1,583)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Intangible Assets                                                  --                 --
                                                                              --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                                  --                 --
  Increase in notes payable - related party                                     13,000             15,000
  Issuance of common stock                                                          --              2,500
                                                                              --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   13,000             17,500
                                                                              --------           --------

NET INCREASE (DECREASE) IN CASH                                                 (3,833)            15,917

CASH AT BEGINNING OF PERIOD                                                      4,345                665
                                                                              --------           --------

CASH AT END OF PERIOD                                                         $    512           $ 16,582
                                                                              ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                                    $     --           $     --
                                                                              ========           ========

  Income Taxes                                                                $     --           $     --
                                                                              ========           ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
               Condensed Notes to Financial Statements (Unaudited)
                               September 30, 2015
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoGo Baby, Inc. (the "Company") was incorporated on February 22, 2013 under the laws of the State of Delaware to enter into the toy industry. The GoGo Baby invention of a wireless car seat toy system was created with the objective to provide a car seat toy system that the driver can activate from the steering wheel. It is Gogo Baby's first objective to sell the patent to a major company or secondly have the toy manufactured, set up an online store and market the product.
The Company's activities to date have been limited to organization and capital. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company's fiscal year end is December 31.
consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.

NOTE 2 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $39,247 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $32,000 from Malcolm Hargrave in the form of a promissory note. As of September 30, 2015, the amount due to Malcolm Hargrave was $32,000.

On December 31, 2013, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on December 31, 2015.

On June 30, 2014, the Company received a $6,000 loan. This loan is at 4% interest with principle and interest all due on June 30, 2016.

                                 GoGo Baby, Inc.
               Condensed Notes to Financial Statements (Unaudited)
                               September 30, 2015
--------------------------------------------------------------------------------

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

As of September 30, 2015, accrued interest is $1,199.

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

On June 9, 2014 the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0001 per share for a total of $2,500

As of September 30, 2015 the Company had 36,550,000 shares of common stock issued and outstanding.

NOTE 5 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2015:

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

OVERVIEW

Gogo Baby, Inc. (the "Company") was incorporated on February 22, 2013. As of September 30, 2015 the Company had a cash balance of $512. GoGo Baby may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred no research or development expenses through September 30, 2015.

As of September 30, 2015 the Company has spent $38,048 on general and administrative expenses and $1,199 on interest expense, resulting in a net loss of $39,247.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2015.

                  Balance Sheet Data:           9/30/2015
                  -------------------           ---------

                  Cash                          $    512
                  Total assets                  $    517
                  Total liabilities             $ 35,259
                  Shareholders' equity          $(34,742)

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

For the three months ended September 30, 2015 we generated no revenues and had $4,077 in general and administrative expenses. We recorded $320 in interest expense, for a net loss of $(4,397).

For the three months ended September 30, 2014 we generated no revenues and had $7,930 in general and administrative expenses. We recorded $121 in interest expense, for a net loss of $(8,051).

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

For the nine months ended September 30, 2015 we generated no revenues and had $18,393 in general and administrative expenses. We recorded $848 in interest expense, for a net loss of $(19,241).

For the nine months ended September 30, 2014 we generated no revenues and had $8,558 in general and administrative expenses. We recorded $161 in interest expense, for a net loss of $(8,719).

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our cash balance at September 30, 2015 was $512. We believe our cash balance and loans from our director are sufficient to fund our limited levels of operations.

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

All work is done by the Company's President at no cost to the Company. Mr. Hargrave receives no salary and he donates parts from his own inventory at no cost to the Company. The Company's major expense is corporate costs including accounting which the Company estimates at a monthly average of $1,000. The Company's present cash balance of $512 will last about 2 weeks at the present "burn rate".

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

We received our initial funding of $1,000 through the sale of common stock to Mr. Hargrave, our officer and director, who purchased 10,000,000 shares of our common stock at $0.0001 per share on June 22, 2013. On June 9, 2014, Mr. Hargrave purchased an additional 25,000,000 shares for $2,500. Our financial statements from inception (February 22, 2013) through September 30, 2015 report no revenues and net losses of $39,247.

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

As of September 30, 2015, accrued interest is $1,199.

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

APRIL 1, 2015 TO JUNE 30, 2015

     *    Complete version for demo to manufacturers of car seats and toys

JULY 1, 2015 TO SEPT 30, 2015

     *    Completed new version for testing

Future Plans

OCTOBER 1, 2015 TO MARCH 31, 2016

     *    Test latest version on new model cars
     *    Make list of prospective manufactures
     *    Start contacting manufactures

The prototype must still be tested on several different types of auto and other vehicles. No prototype has yet been shown nor have we contacted any potential purchasers of the pending patent or manufacturers.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion on Audit Report for December 31, 2014 financial statement. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

GoGo Baby, Inc., Registrant


By /s/ Malcolm Hargrave                                         November 9, 2015
  ------------------------------------------------              ----------------
  MALCOLM HARGRAVE
  President, Secretary, Treasurer and Director
  Chief Executive Officer, Chief Financial Officer,
  Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Malcolm Hargrave               Principal Executive Officer           11/9/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date


/s/ Malcolm Hargrave               Principal Financial Officer           11/9/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date


/s/ Malcolm Hargrave               Principal Accounting Officer          11/9/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date


/s/ Malcolm Hargrave               President, Secretary,Treasurer        11/9/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date


/s/ Malcolm Hargrave               Director                              11/9/15
---------------------------        ---------------------------           -------
MALCOLM HARGRAVE                             Title                        Date