Form 10-K
period 2015-12-31
Gogo Baby, Inc.
filed 2016-03-18
CIK 1616736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2015

                       Commission file number 333-198772

                                 Gogo Baby, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               90-0998139
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                           5745 Kearny Villa Rd. #102
                               San Diego, CA 92123
                                  (858)492-1288
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                             Karen A. Batcher, Esq.
                             Synergen Law Group, APC
                          819 Anchorage Place, Suite 28
                              Chula Vista, CA 91914
                     Telephone 619 475 7882 Fax 866 352 4342
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 18, 2016, the registrant had 36,550,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                 GOGO BABY, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        6
Item 2.   Properties                                                          9
Item 3.   Legal Proceedings                                                   9
Item 4.   Mine Safety Disclosures                                             9

                             Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  10
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              12
Item 8.   Financial Statements and Supplementary Data                        16
Item 9A.  Controls and Procedures                                            29
Item 9B.  Other Information                                                  30

                                    Part III

Item 10.  Directors and Executive Officers                                   31
Item 11.  Executive Compensation                                             31
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    33
Item 13.  Certain Relationships and Related Transactions                     19
Item 14.  Principal Accounting Fees and Services                             34

                                     Part IV

Item 15. Exhibits                                                            34

Signatures                                                                   35

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

GENERAL INFORMATION

Gogo Baby, Inc. (the "Company") was incorporated on February 22, 2013. As of December 31, 2015 the Company had a cash balance of $416. GoGo Baby may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

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

GoGo Baby, Inc. was incorporated to create toys for small children which attach to car seats to amuse and entertain children while riding in a car.

Our proposed product allows the driver to wirelessly control entertainment toys attached to infant and child car seats located behind the driver, therefore allowing the driver to maintain attention on driving and avoiding distractions caused by turning toys on while driving.

The Company has two operating objectives to its business plan.

OPERATING OBJECTIVE ONE

Our primary Operating Objective is to produce a prototype under its present patent pending and to sell or license it to a large producer of either children's car seats or toys. In order to do this the Company must:

     * Phase 1. Produce a viable prototype to demonstrate to the potential car seat/toy manufacturers. The prototype will be designed and built by Mr. Hargrave. More that one prototype may need to be built before a satisfactory design is developed. A prototype can require up to a month to design and build with additional time expended to test. Material to build the prototype is estimated at less that $100.
     * Phase 2. Contact a group of companies which could be potential purchasers' or licensees. The Company will develop a list of potential companies and will contact then by letter and telephone.
     *    Phase 3. Make presentations to these companies.
     *    Phase 4. Negotiate either a sale of the patent pending or a license.

To date the Company has built two prototypes and tested them. These are engineering prototypes and are not manufacturing models. The Company is working on additional prototypes which may be of sufficient viability to show to potential car seat/toy manufacturers who may purchase or license the patent pending. The Company believes it has sufficient capital resources the carry out Operating Objective One, however development cannot always to assured. The Company may face engineering or financial problems which it may not be able to overcome.

If we are unsuccessful at selling or licensing our product, then we may consider our second Operating Objective described below.

OPERATING OBJECTIVE TWO

If Operating Objective One is not successful the Company may consider direct sales of the product on the internet. This would entail a large expense and the Company might not be able to raise the required capital. At this time the requirements are unknown and will be known only when this is considered. At that time the company must consider complying with any required state or federal regulations which were not needed when just selling or licensing the patent pending.

At the present time the Company is not expending time or money on Operating Objective Two and will not do so in the near future. It will be expending all its efforts on Operating Objective One.

COMPETITIVE STRENGTHS & STRATEGY

The main competitive advantage of our product is ease of use. Our main strategy will be to convince toy and car seat Companies as to the ease of use of using our proposed product

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATION, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business except for the purchase of a provisional patent. On March 25, 2013 the Company purchased the rights to a Provisional Patent (EFS 113937725) for a remote control toy, for 50,000 shares of the Company's common stock, from Lesa Marie Foster. Subsequent to that the Company has obtained a patent pending (14049167).

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the normal course of business in the United States and the State of California.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

On March 25, 2013 the inventor, Lesa Marie Foster, for 50,000 shares of the Company's common stock assigned all her rights in a Provisional patent EFS 113937725 titled "Gogo Baby" to GoGo Baby, Inc. This Provisional patent was valid until October 9, 2013. The Company used its provisional patent to obtain a patent pending on this product. A short description: A toy on a car seat or other support can be turned on and off from the driver's seat. This is a wireless control and needs no wires running from the front seat to the back. The Company has obtained a patent pending of its product.

NEED FOR GOVERNMENT APPROVAL FOR ITS PROPOSED PRODUCT

We are not required to apply for or have any government approval for Operating Objective One. If the Company were to pursue Operating Objective Two the Company may be required to seek Government approval regarding the safety and use of our product.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

Gogo Baby has not expended funds for research and development costs since inception. Mr. Hargrave has developed and built all prototypes at his own expense.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Mr. Hargrave who currently devotes 2 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITY HOLDERS

We make available an annual report including audited financials on Form 10-K to security holders. We file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, reports on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding the Company and filed with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

                       RISKS ASSOCIATED WITH OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NO OPERATING HISTORY OR GENERATED ANY REVENUES. AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

GoGo Baby, Inc. was incorporated February 22, 2013 and we have not realized any revenues. We have no operating history and only one proposed product upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase.

WE HAVE ONLY A PATENT PENDING AT THE PRESENT TIME. THE PATENT PENDING DOES NOT PROVIDE THE SAME PROTECTION OF AN ISSUED PATENT.

GoGo Baby, Inc. has the rights to a patent pending not an issued patent. It is unknown what claims that have been requested will be granted.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND/OR WE INADVERTENTLY MAY BE INFRINGING ON THE INTELLECTUAL PROPERETY RIGHTS OF OTHERS, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF INTELLECTUAL PROPERTY RIGHTS.

If a court determines that we infringed on the rights of others, we may be required to obtain licenses from such other parties and may be required to pay significant sums as damages to such parties. The persons or organizations holding the desired technology may not grant licenses to us or the terms of such licenses may not be acceptable to us. In addition, we could be required to expend significant resources to develop non infringing technology, or to defend claims of infringement brought against us.

We rely on the registration of patents and trademarks, as well as on compliance with trade secret laws and confidentiality agreements. We may need to expend significant resources to protect and enforce our intellectual property rights.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Hargrave, our sole officer and director, currently devotes approximately 2 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Mr. Hargrave owns and operates a computer repair facility by the name of MD Computers. At the present time Mr. Hargrave believes that he has sufficient time to act in his capacity for the Company. At some point in the future there may be a conflict of interest between his two responsibilities. That conflict must be resolved depending on the conditions at the time. The result may not be in the best interests of Gogo Baby, Inc.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We are in the early stages of implementing our business plan. Therefore, we have not yet generated any revenues from operations. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans.

A FAILURE TO MEET CUSTOMER SPECIFICATIONS OR EXPECTATIONS COULD RESULT IN LOST REVENUES, INCREASED EXPENSES, NEGATIVE PUBLICITY, CLAIMS FOR DAMAGES AND HARM TO OUR REPUTATION AND CAUSE DEMAND FOR OUR PROPOSED PRODUCT TO DECLINE.

In addition, our customers may have additional expectations about our proposed product. Any failure to meet customers' specifications or expectations could result in:

     *    delayed or lost revenue;
     * requirements to provide additional services to a customer at reduced charges or no charge;
     * negative publicity about us, which could adversely affect our ability to attract or retain customers; and
     * claims by customers for substantial damages against us, regardless of our responsibility for such failure, which may not be covered by insurance policies and which may not be limited by contractual terms.

OUR ABILITY TO SUCCESSFULLY MARKET OUR PROPOSED PRODUCT COULD BE SUBSTANTIALLY IMPAIRED IF OUR PROPOSED PRODUCT AND ITS APPLICATIONS DO NOT PROVE TO BE RELIABLE, EFFECTIVE AND COMPATIBLE.

We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our proposed product. If our proposed product suffers from reliability, quality or compatibility problems, market acceptance of our proposed product could be greatly hindered and our ability to attract customers could be significantly reduced. We cannot assure you that our proposed product will be free from any reliability, quality or compatibility problems. If we incur increased costs or are unable, for technical or other reasons, to install and manage our proposed product, our ability to successfully market our proposed product could be substantially limited.

IF WE ARE UNABLE TO MAINTAIN EXISTING AND DEVELOP ADDITIONAL RELATIONSHIPS WITH THIRD PARTY CONTRACTORS, THE SALES AND MARKETING OF OUR PROPOSED PRODUCT MAY BE UNSUCCESSFUL.

Our services will rely on products and services of third-party contractors. There can be no assurance that we will not experience operational problems. Our proposed product and services may be provided through third-party contractors.

THE LOSS OF MR. HARGRAVE COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR PRODUCTS, WHICH COULD RESULT IN A LOSS OF REVENUES AND YOUR ABILITY TO EVER SELL ANY SHARES YOU PURCHASE IN THIS OFFERING.

Our performance is substantially dependent upon the professional expertise of our President, Mr. Hargrave. We are dependent on his ability to develop and market our proposed product. If he were unable to perform his services, this loss could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our proposed product. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase.

GOING CONCERN OPINION FROM OUR AUDITORS.

Our auditors have questioned wither or not the company will continue as a going concern. The auditors question whether or not the company has sufficient capital to continue in business or will be able in the future to raise sufficient capital through either an equity or debt offering to continue in business.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President on a rent free basis during our development stage. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           THE DIVIDEND DISTRIBUTION BY DTH INTERNATIONAL CORPORATION

GENERAL

Approximately 4.6% of the outstanding common stock of GoGo Baby is presently owned by DTH International Corporation DTH International Corporation is primarily a business consulting firm. DTH International Corporation shareholders will not be required to pay for shares of our common stock received in the distribution or to exchange shares of DTH International Corporation in order to receive our common stock.

MANNER AND PLAN OF DISTRIBUTION

GoGo Baby, Inc. filed a registration statement to register the distribution of the 1,000,000 shares by DTH International Corporation as a dividend to its shareholders.

Pursuant to the plan of distribution, DTH International Corporation distributed to its common shareholders 1,000,000 shares of the common stock of GoGo Baby. One share of GoGo Baby for each share of DTH International Corporation, common stock held of record as of December 31, 2013. DTH International Corporation had issued and outstanding approximately 1,000,000 shares of common stock. On December 31, 2013, DTH International Corporation had approximately 28 shareholders of record.

PURPOSE OF SALE AND DISTRIBUTION

The purpose of the sale of 1,000,000 shares of stock to DTH International Corporation was to obtain a group of shareholders who could assist the Company in raising capital. Finding a source of possible future investors may assist the Company in furthering its business plan. This distribution will possibly provide liquidity to the DTH International Corporation shareholders if the Company is successful. There can be no guarantee that the Company will be successful. Management believes if the DTH International Corporation shareholders will take a greater interest in the Company, the more likely they are to invest. There can be no grantee that anyone will ever invest in the Company.

TAX CONSEQUENCES OF DTH INTERNATIONAL CORPORATION DISTRIBUTION

GoGo Baby believes the following are the material federal income tax consequences expected to result from the distribution under currently applicable law. It may not be applicable to stockholders who are neither citizens nor residents of the United States. It does not discuss the state, local, and foreign tax consequences of the distributor. Stockholders should consult their own tax advisors regarding the consequences of the distribution in their particular circumstances under federal, state, local, and foreign tax laws.

DTH International Corporation will recognize a gain or loss based upon the fair market value of the common stock at the date of the Distribution. This gain or loss is measured by the difference between DTH International Corporation's tax basis in the common stock distributed in the distribution and the fair market value of that stock.

As a result of DTH International Corporation, having no current or accumulated earnings and profits allocable to the distribution, no portion of the amount distributed will constitute a dividend for federal income tax purposes.

Therefore, no portion of the amount received constitutes a dividend, and will not be eligible for the dividends-received deduction for corporations. Each DTH International Corporation stockholder will have a tax basis in GoGo Baby's common stock distributed equally to the fair market value of the common stock distributed on the distribution date. The distribution is not taxable as a dividend. The distribution will be treated as a tax-free return of capital to the extent that the fair market value of such portion of the amount received does not exceed the stockholder's basis in the DTH International Corporation, common stock held, and as a capital gain if and to the extent that the fair market value of such portion is greater than such tax basis.

Any taxes payable by any recipient of shares of GoGo Baby's common stock in the distribution will be the responsibility of such recipient.

Each stockholder should consult his tax advisor as to the particular consequences of the distribution to such stockholder, including the application of state, local and foreign tax laws.

EACH DTH INTERNATIONAL CORPORATION, SHAREHOLDER IS ADVISED TO SEEK PROFESSIONAL TAX COUNSEL REGARDING ANY TAX LIABILITY THAT MAY ARISE FROM THIS DISTRIBUTION.

                                THE DISTRIBUTION

The Issuer:                        GoGo Baby, Inc.

Distributing Security Holder:      DTH International Corporation

Securities Being Distributed:      1,000,000 shares of our common stock, par
                                   value $0.0001 per share.

Offering Price:                    There is no offering price since this is a
                                   dividend distribution

Duration of Offering:              This offering will terminate 180 days after
                                   this prospectus is declared effective by the SEC unless extended for an additional 90 days by the Board of Directors.

Number of Shares To Be
Distributed:                       1,000.000

Common Stock Outstanding
Before and After the Offering:     36,550,000 shares of our common stock are
                                   issued and outstanding as of the date of this prospectus. 36,550,000 will be outstanding after this distribution.

Use of Proceeds:                   We will not receive any proceeds from the
                                   dividend to the DTH International Corporation stockholders.

Our common stock has been listed on the Pink Sheets under the symbol GGBY as of January 11, 2016. There has been no active trading of the stock. Listing requirements include being a reporting company under the Securities Exchange Act of 1934 and having all required reports current, which the company has done.

Prior to the distribution, there were three common shareholders. After the distribution, there are 30 shareholders of common equity. DTH International Corporation will continue to hold 500,000 unregistered shares.

There are no securities subject to outstanding warrants or options to purchase common stock.

We have never distributed cash dividends; and, since we are a development company, we do not foresee doing so in the future.

There are 25,050,000 common shares that could be sold under Rule 144. The 1,000,000 shares which are the subject of this offering are not available to be sold under Rule 144.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may sell, within any three-month period, a number of shares which does not exceed the greater of one percent of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, without any quantity limitation, by a person who is not an affiliate of the Company and who has beneficially owned the shares a minimum period of two years. Hence, the possible sale of these restricted shares may, in the future, dilute an investor's percentage of free-trading shares and may have a depressive effect on the price of GoGo Baby's common stock. No shares, other than the 1,000,000 shares which are the subject of this registration may be sold free of restriction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred no research or development expenses through December 31, 2015.

As of December 31, 2015 the Company has spent $21,991 on general and administrative expenses and $1,168 on interest expense, resulting in a net loss of $23,159.

The following table provides selected financial data about our company for the period from the date of incorporation through December 31, 2015 and 2014. For detailed financial information, see the financial statements included in this report.

          Balance Sheet Data:            12/31/15           12/31/2014
          -------------------            --------           ----------

          Cash                           $    416           $  4,345
          Total assets                   $    421           $  4,350
          Total liabilities              $ 39,081           $ 19,851
          Shareholders' deficit          $(38,660)          $(15,501)

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our cash balance at December 31, 2015 was $416. We believe our cash balance and loans from our director are sufficient to fund our limited levels of operations.

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

We received our initial funding of $1,000 through the sale of common stock to Mr. Hargrave, our officer and director, who purchased 10,000,000 shares of our common stock at $0.0001 per share on June 22, 2013. On June 9, 2014, Mr. Hargrave purchased an additional 25,000,000 shares for $2,500. Our financial statements from inception (February 22, 2013) through December 31, 2015 report no revenues and net losses of $43,165.

Since inception the Company received cash totaling $32,000 from Malcolm Hargrave in the form of a promissory note. As of December 31, 2015, the amount due to Malcolm Hargrave was $32,000.

On December 31, 2013, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on December 31, 2015. On December 31, 2015, the loan was extended to December 31, 2017.

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

As of December 31, 2015, accrued interest is $1,519, and December 31, 2014 is $351.

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

APRIL 1, 2015 TO JUNE 30, 2015

     *    Complete version for demo to manufacturers of car seats and toys

JULY 1, 2015 TO DEC 31, 2015

     *    Completed new version for testing

FUTURE PLANS

JANUARY 1, 2016 TO JUNE 30, 2016

     *    Test latest version on new model cars
     *    Make list of prospective manufactures
     *    Start contacting manufactures

The prototype must still be tested on several different types of auto and other vehicles. No prototype has yet been shown nor have we contacted any potential purchasers of the pending patent or manufacturers.

ITEM 8. FINANCIAL STATEMENTS

                          PLS CPA, A PROFESSIONAL CORP.
           * 4725 MERCURY STREET #210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Gogo Baby, Inc.

We have audited the accompanying balance sheets of Gogo Baby, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gogo Baby, Inc. as of December 31, 2015 and 2014, and the result of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PLS CPA
-----------------------------
PLS CPA, A Professional Corp.

March 18, 2016
San Diego, CA. 92111




          Registered with the Public Company Accounting Oversight Board

                                 GoGo Baby, Inc.
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                        As of              As of
                                                                     December 31,       December 31,
                                                                        2015               2014
                                                                      --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    416           $  4,345
                                                                      --------           --------
TOTAL CURRENT ASSETS                                                       416              4,345

OTHER ASSETS
  Intangible Assets, net                                                     5                  5
                                                                      --------           --------
TOTAL OTHER ASSETS                                                           5                  5
                                                                      --------           --------

      TOTAL ASSETS                                                    $    421           $  4,350
                                                                      ========           ========

                        LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                    $  5,562           $    500
  Promissory notes payable--long tem notes due in one year              15,000             19,000
  Accrued interest                                                       1,111                351
                                                                      --------           --------
TOTAL CURRENT LIABILITIES                                               21,673             19,851

LONG-TERM LIABILITIES
  Accrued interest                                                         408                 --
  Promissory note payable                                               17,000                 --
                                                                      --------           --------
TOTAL LONG-TERM LIABILITIES                                             17,408                 --
                                                                      --------           --------

      TOTAL LIABILITIES                                                 39,081             19,851

STOCKHOLDERS' DEFICIT
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of December 31, 2015 and December 31, 2014                            --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 36,550,000 and 11,550,000 shares issued and
   outstanding as of December 31, 2015 and December 31, 2014             3,655              3,655
  Additional paid-in capital                                               850                850
  Deficit accumulated                                                  (43,165)           (20,006)
                                                                      --------           --------
TOTAL STOCKHOLDERS' DEFICIT                                            (38,660)           (15,501)
                                                                      --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                       $    421           $  4,350
                                                                      ========           ========


   The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                            Statements of Operations
                                   (Audited)
--------------------------------------------------------------------------------

                                                 Year Ended             Year Ended
                                                    Ended                  Ended
                                                 December 31,           December 31,
                                                     2015                   2014
                                                 ------------           ------------
REVENUES
  Revenues                                       $         --           $         --
                                                 ------------           ------------
TOTAL REVENUES                                             --                     --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                              10,491                  3,120
  R & D - Pre-Production process                        1,000                     --
  Professional fees                                    10,500                 11,200
                                                 ------------           ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                21,991                 14,320
                                                 ------------           ------------

LOSS FROM OPERATION                                   (21,991)               (14,320)
                                                 ------------           ------------
OTHER EXPENSE
  Interest expense                                      1,168                    351
                                                 ------------           ------------
TOTAL OTHER EXPENSES                                    1,168                    351
                                                 ------------           ------------

NET INCOME (LOSS)                                $    (23,159)          $    (14,671)
                                                 ============           ============

BASIC EARNINGS PER SHARE                         $      (0.00)          $      (0.00)
                                                 ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         36,550,000             25,591,096
                                                 ============           ============


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
             Statement of changes in Shareholders' Equity (Deficit)
         For the years from December 31, 2013 to ended December 31, 2015
--------------------------------------------------------------------------------



                                                          Common Stock           Additional
                                                      ---------------------       Paid-in         Deficit
                                                      Shares         Amount       Capital       Accumulated      Total
                                                      ------         ------       -------       -----------      -----
BALANCE, DECEMBER 31, 2013                         11,550,000       $ 1,155       $   850        $ (5,335)     $ (3,330)
                                                   ==========       =======       =======        ========      ========
Common stock issued, June 9, 2014  at
 $0.0001 per share                                 25,000,000         2,500            --              --         2,500

Loss for the period ending December 31, 2014                                                      (14,671)      (14,671)
                                                   ----------       -------       -------        --------      --------

BALANCE, DECEMBER 31, 2014                         36,550,000       $ 3,655       $   850        $(20,006)     $(15,501)
                                                   ==========       =======       =======        ========      ========

Loss for the period ending December 31, 2015                                                      (23,159)      (23,159)
                                                   ----------       -------       -------        --------      --------

BALANCE, DECEMBER 31, 2015                         36,550,000       $ 3,655       $   850        $(43,165)     $(38,660)
                                                   ==========       =======       =======        ========      ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                             Year Ended         Year Ended
                                                                                Ended              Ended
                                                                             December 31,       December 31,
                                                                                2015               2014
                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                           $(23,159)          $(14,671)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities             5,062                500
     Increase in accrued interest                                                1,168                351
                                                                              --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (16,929)           (13,820)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Intangible Assets                                                  --                 --
                                                                              --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                                  --                 --
  Increase in notes payable - related party                                     13,000             15,000
  Issuance of common stock                                                          --              2,500
                                                                              --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   13,000             17,500
                                                                              --------           --------

NET INCREASE (DECREASE) IN CASH                                                 (3,929)             3,680

CASH AT BEGINNING OF PERIOD                                                      4,345                665
                                                                              --------           --------

CASH AT END OF PERIOD                                                         $    416           $  4,345
                                                                              ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                                    $     --           $     --
                                                                              ========           ========

  Income Taxes                                                                $     --           $     --
                                                                              ========           ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                          Notes to Financial Statements
                                December 31, 2015


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

GoGo Baby, Inc. (the "Company") was incorporated on February 22, 2013 under the laws of the State of Delaware to enter into the toy industry. The GoGo Baby invention of a wireless car seat toy system was created with the objective to provide a car seat toy system that the driver can activate from the steering wheel. It is Gogo Baby's first objective to sell the patent to a major company or secondly have the toy manufactured, set up an online store and market the product.
The Company's activities to date have been limited to organization and capital. The Company's fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives, 5 year.

INTANGIBLE ASSETS

INITIAL MEASUREMENT

Intangible asset acquisitions in which the consideration given is cash are measured by the amount of cash paid, which generally includes the transaction costs of the asset acquisition. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on either the cost which shall be measured based on the fair value of the

                                 GoGo Baby, Inc.
                          Notes to Financial Statements
                                December 31, 2015


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.

SUBSEQUENT MEASUREMENT

The company accounts for its intangible assets under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Subtopic ("ASC") 350-30-35 "Intangibles--Goodwill and Other--General Intangibles Other than Goodwill-Subsequent Measurement". Under this method the company is required to test an indefinite-lived intangible asset for impairment on at least an annual basis. This is done by comparing the asset's fair value with its carrying amount. If the carrying amount exceeds the asset's fair value, the difference in those amounts is recognized as an impairment loss.

INCOME TAXES

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification ("ASC") No. 740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

                                 GoGo Baby, Inc.
                          Notes to Financial Statements
                                December 31, 2015


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     * Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.
     * Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     * Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 "Fair Value Option" was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 - Revenue From Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for

                                 GoGo Baby, Inc.
                          Notes to Financial Statements
                                December 31, 2015


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic
915. The Company has adopted this standard.

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new revenue standard on its consolidated financial statements.

In April 2015, the FASB issued ASU2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact, if any, that the adoption of this guidance will have on the Company's consolidated financial statements and related disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

                                 GoGo Baby, Inc.
                          Notes to Financial Statements
                                December 31, 2015


NOTE 3 - INTANGIBLE ASSETS

The Company capitalized as intangible assets the purchase cost of the rights to a certain creation acquired from Lesa Foster in exchange for 50,000 common shares of GoGo Baby, Inc. valued at $0.0001 per share for a total value of $5. on June 6, 2013. The value of the patent on December 31, 2015 is $5.

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2015 the Company had a net operating loss carry-forward of approximately $43,165. Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense as reported is as follows:

                                                      December 31,  December 31,
                                                         2015          2014
                                                       --------      --------

Net loss before income taxes per financial statements  $ 43,165      $ 20,006
Income tax rate                                              34%           34%
Income tax recovery                                     (14,676)       (6,802)
Permanent differences                                        --            --
Temporary differences                                        --            --
Valuation allowance change                               14,676         6,802
                                                       --------      --------
Provision for income taxes                             $     --      $     --
                                                       ========      ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2015 are as follows:

                                 GoGo Baby, Inc.
                          Notes to Financial Statements
                                December 31, 2015


NOTE 4 - PROVISION FOR INCOME TAXES- CONTINUED

                                                      December 31,  December 31,
                                                         2015          2014
                                                       --------      --------

Net operating loss carryforward                        $ 14,676      $  6,802
Valuation allowance                                     (14,676)       (6,802)
                                                       --------      --------
Net deferred income tax  asset                         $     --      $     --
                                                       ========      ========

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $43,165 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                                 GoGo Baby, Inc.
                          Notes to Financial Statements
                                December 31, 2015


NOTE 7 - RELATED PARTY TRANSACTIONS

Malcolm Hargrave, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $32,000 from Malcolm Hargrave in the form of a promissory note. As of December 31, 2015, the amount due to Malcolm Hargrave was $32,000.

On December 31, 2013, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on December 31, 2015. On December 31, 2015, the loan was extended to December 31, 2017.

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

As of December 31, 2015, accrued interest is $1,519. and December 31, 2014 is $351.

NOTE 9 - STOCK TRANSACTIONS

On June 6, 2013, the Company issued a total of 50,000 shares of common stock to Lesa Foster in exchange for a toy patent for a cash value of $0.0001 per share for a total value of $5

On June 21, 2013 the Company issued a total of 10,000,000 shares of common stock to one director for cash in the amount of $0.0001 per share for a total of $1,000

                                 GoGo Baby, Inc.
                          Notes to Financial Statements
                                December 31, 2015


NOTE 9 - STOCK TRANSACTIONS - CONTINUED

On November 14, 2013, the Company issued a total of 1,500,000 shares of common stock to DTH for cash in the amount of $0.000666 per share for a total of $1,000.

On June 9, 2014 the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0001 per share for a total of $2,500

As of December 31, 2015 the Company had 36,550,000 shares of common stock issued and outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2015:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 36,550,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

NOTE 11 - SUBSEQUENT EVENT

On February 26, 2016, the Company received a $5,000 loan. This loan is at 4% interest with principle and interest all due on or before February 26, 2018.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management intends to improve its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The Executive Officers and Directors of the Company and their ages are as follows:

    Name                   Age            Position                  Date Elected
    ----                   ---            --------                  ------------

Malcolm Hargrave            51          President, CFO              May 29, 2013
                                        Director, Secretary

Mr. Hargrove has been the company's sole officer and director since the company was incorporated on February 22, 2013. In 1987 Mr. Hargrove obtained a Bachelor of Science degree in electrical engineering from San Diego State University. Mr. Hargrove has been the president and owner of MD computers LLC since 1991. The company is involved in the design and repair of computers.

Directors of the Company are elected to serve until the next annual meeting of shareholders or until their successors have been elected. Executive officers serve at the discretion of the Board of Directors.

The foregoing person may be deemed a "promoter" and "parent" of the Company as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Currently, Mr. Hargrave, our sole officer and director, receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for future officers and directors, but currently, no such plans have been approved. We do not have any employment agreements in place with our sole officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Malcolm         2015     0          0          0            0          0             0            0          0
Hargrave        2014     0          0          0            0          0             0            0          0
President,      2013     0          0          0            0          0             0            0          0
CEO, CFO and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------

Malcolm        0             0               0           0           0           0            0           0            0
Hargrave

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

Malcolm             0           0          0            0               0                0            0
Hargrave

There are no current employment agreements between the company and its officer and director.

On May 29, 2013 a total of 10,000,000 shares of common stock were issued to Mr. Hargrave in exchange for cash in the amount of $1,000 or $0.0001 per share. On June 9, 2014 the Company issued Mr. Hargrave 25,000,000 shares for a total consideration of $2, 500 in cash.

Since inception the Company received cash totaling $32,000 from Malcolm Hargrave in the form of a promissory note. As of December 31, 2015, the amount due to Malcolm Hargrave was $32,000.

Mr. Hargrave currently devotes approximately 2 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

OPTIONS

There are no options outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2015, the name, address, and number of shares owned directly or beneficially by persons who own 5% or more of the company's common stock and by each executive officer and director and owner after the Distribution.

                                   Shares/Percent as       Shares/Percent after
Beneficial Owner                 of December 31, 2015        the Distribution
----------------                 --------------------        ----------------

Malcolm Hargrave                   35,000,000 - 95.7%       35,000,000 - 95.7%
9130 Edgewood Dr.
La Mesa, CA 91941

DTH International Corporation       1,500,000 - 4.1%           500,000 -  1.4%
4190 Bonita Road
Bonita Ca, 91902

All Executive Officers             35,000,000 - 95.7%       35,000,000 - 95.7%
and Directors as a
Group (1 person)

----------
(1)  Based on 36,550,000 shares outstanding on December 31, 2015

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 14, 2013 GoGo Baby sold 1,500,000 shares of its common stock to DTH International Corporation for $1,000.

On March 25, 2013 The Company purchased a provisional patent from Lesa M. Foster for 50,000 shares of the common stock of the Company.

On May 20, 2013, GoGo Baby sold 10,000,000 shares of common stock to Malcolm Hargrave, the Company's president, for a total of $1,000. On June 9, 2014 the Company sold 25,000,000 shares of its common stock to Mr. Hargave for $2,500 in cash.

The above sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) for sales not involving a public offering.

Since inception the Company received cash totaling $32,000 from Malcolm Hargrave in the form of a promissory note. As of December 31, 2015, the amount due to Malcolm Hargrave was $32,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $12,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2015.

The total fees charged to the Company for audit services, including quarterly reviews, were $6,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2014.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                             Description
------                             -----------

  3(i)          Articles of Incorporation*
  3(ii)         Bylaws*
 31.1           Sec. 302 Certification of CEO
 31.2           Sec. 302 Certification of CFO
 32.1           Sec. 906 Certification of CEO
 32.2           Sec. 906 Certification of CFO
 101            Interactive data files pursuant to Rule 405 of Regulation S-T

----------
*    Included in our S-1 filing under Commission File Number 333-198772.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2016     Gogo Baby, Inc., Registrant


                   By: /s/ Malcolm Hargrave
                       ---------------------------------------------------------
                       Malcolm Hargrave, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2016     Gogo Baby, Inc., Registrant


                   By: /s/ Malcolm Hargrave
                       ---------------------------------------------------------
                       Malcolm Hargrave, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer