Form 10-Q
period 2016-03-31
Gogo Baby, Inc.
filed 2016-05-02
CIK 1616736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,550,000 shares as of May 2, 2016

ITEM 1. FINANCIAL STATEMENTS

                                 GoGo Baby, Inc.
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                              As of                 As of
                                                                          March 31, 2016       December 31, 2015
                                                                          --------------       -----------------
                                                                           (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                       $    149              $    416
                                                                             --------              --------
TOTAL CURRENT ASSETS                                                              149                   416

OTHER ASSETS
  Intangible Assets, net                                                            5                     5
                                                                             --------              --------
TOTAL OTHER ASSETS                                                                  5                     5
                                                                             --------              --------

      TOTAL ASSETS                                                           $    154              $    421
                                                                             ========              ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                           $  5,861              $  5,562
  Promissory notes payable-long tem notes due in one year                      19,000                15,000
  Accrued interest                                                              1,301                 1,111
                                                                             --------              --------
TOTAL CURRENT LIABILITIES                                                      26,162                21,673

LONG-TERM LIABILITIES
Accrued interest                                                                  557                   408
Promissory note payable                                                        18,000                17,000
                                                                             --------              --------
TOTAL LONG-TERM LIABILITIES                                                    18,557                17,408
                                                                             --------              --------

      TOTAL LIABILITIES                                                        44,719                39,081

STOCKHOLDERS' DEFICIT
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of March 31, 2016 and December 31, 2015                                      --                    --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 36,550,000 and 36,550,000 shares issued and outstanding
   as of March 31, 2016 and December 31, 2015                                   3,655                 3,655
  Additional paid-in capital                                                      850                   850
  Deficit accumulated                                                         (49,070)              (43,165)
                                                                             --------              --------
TOTAL STOCKHOLDERS' DEFICIT                                                   (44,565)              (38,660)
                                                                             --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                              $    154              $    421
                                                                             ========              ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                   Three Months          Three Months
                                                      Ended                 Ended
                                                  March 31, 2016        March 31, 2015
                                                  --------------        --------------
REVENUES
  Revenues                                          $        --           $        --
                                                    -----------           -----------
TOTAL REVENUES                                               --                    --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative expenses                                 1,566                 2,440
  R & D - Pre-Production process                             --                 1,000
  Professional fees                                       4,000                 6,500
                                                    -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                   5,566                 9,940
                                                    -----------           -----------

LOSS FROM OPERATION                                      (5,566)               (9,940)
                                                    -----------           -----------
OTHER EXPENSE
  Interest expense                                          339                   228
                                                    -----------           -----------
TOTAL OTHER EXPENSES                                        339                   228
                                                    -----------           -----------

NET INCOME (LOSS)                                   $    (5,905)          $   (10,168)
                                                    ===========           ===========

BASIC EARNINGS PER SHARE                            $     (0.00)          $     (0.00)
                                                    ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           36,550,000            36,550,000
                                                    ===========           ===========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months          Three Months
                                                                              Ended                 Ended
                                                                          March 31, 2016        March 31, 2015
                                                                          --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $ (5,905)             $(10,168)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities              299                 3,500
     Increase in accrued interest                                                 339                   228
                                                                             --------              --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (5,267)               (6,440)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Intangible Assets                                                 --                    --
                                                                             --------              --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      --                    --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                                 --                    --
  Increase in notes payable - related party                                     5,000                 4,000
                                                                             --------              --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   5,000                 4,000
                                                                             --------              --------

NET INCREASE (DECREASE) IN CASH                                                  (267)               (2,440)

CASH AT BEGINNING OF PERIOD                                                       416                 4,345
                                                                             --------              --------

CASH AT END OF PERIOD                                                             149                 1,905
                                                                             ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
     Interest                                                                $     --              $     --
                                                                             ========              ========

     Income Taxes                                                            $     --              $     --
                                                                             ========              ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2016
--------------------------------------------------------------------------------

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

NOTE 2 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $49,070 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $37,000 from Malcolm Hargrave in the form of a promissory note. As of March 31, 2016, the amount due to Malcolm Hargrave was $37,000.

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

                                 GoGo Baby, Inc.
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2016
--------------------------------------------------------------------------------

On January 5, 2015, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 5, 2017.

On April 20, 2015, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on April 20, 2017.

On February 26, 2016, the Company received a $5,000 loan. This loan is at 4% interest with principle and interest all due on February 26, 2018.

As of March 31, 2016, accrued interest is $1,858 and December 31, 2015 is
$1,519.

NOTE 4 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2016:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 36,550,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

On April 11, 2016, the Company received a $5,000 loan from Malcolm Hargrave. This loan is at 4% interest with principle and interest all due on April 11, 2018.

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

OVERVIEW

Gogo Baby, Inc. (the "Company") was incorporated on February 22, 2013. As of March 31, 2016 the Company had a cash balance of $149. GoGo Baby may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

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

OPERATING OBJECTIVE ONE

Our primary Operating Objective is to produce a prototype under its present patent pending and to sell or license it to a large producer of either children's car seats or toys. In order to do this the Company must:

     * Phase 1. Produce a viable prototype to demonstrate to the potential car seat/toy manufacturers. The prototype will be designed and built by Mr. Hargrave. More that one prototype may need to be built before a satisfactory design is developed. A prototype can require up to a month to design and build with additional time expended for testing. Material to build the prototype is estimated at less than $100.
     * Phase 2. Contact a group of companies which could be potential purchasers' or licensees. The Company will develop a list of potential companies and will contact then by letter and telephone.
     *    Phase 3. Make presentations to these companies.
     *    Phase 4. Negotiate either a sale of the patent pending or a license.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $1,000 research and development expenses through March 31, 2016. From inception date to March 31, 2016 the Company has a net loss of $49,070.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2016.

                    Balance Sheet Data:           3/31/2016
                    -------------------           ---------

                    Cash                          $    149
                    Total assets                  $    154
                    Total liabilities             $ 44,719
                    Shareholders' equity          $(44,565)

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

For the three months ended March 31, 2016 we generated no revenues and had $5,566 in general and administrative expenses. We recorded $339 in interest expense, for a net loss of $5,905.

For the three months ended March 31, 2015 we generated no revenues and had $9,940 in general and administrative expenses. We recorded $228 in interest expense, for a net loss of $10,168.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our cash balance at March 31, 2016 was $149. We believe our cash balance and loans from our director are sufficient to fund our limited levels of operations.

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

All work is done by the Company's President at no cost to the Company. Mr. Hargrave receives no salary and he donates parts from his own inventory at no cost to the Company. The Company's major expense is corporate costs including accounting which the Company estimates at a monthly average of $1,000. The Company's present cash balance of $149 will last about 1 week at the present "burn rate".

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

We received our initial funding of $1,000 through the sale of common stock to Mr. Hargrave, our officer and director, who purchased 10,000,000 shares of our common stock at $0.0001 per share on June 22, 2013. On June 9, 2014, Mr. Hargrave purchased an additional 25,000,000 shares for $2,500. Our financial statements from inception (February 22, 2013) through March 31, 2016 report no revenues and net losses of $49,070.

Since inception the Company received cash totaling $37,000 from Malcolm Hargrave in the form of promissory notes. The date and terms of the loans are:

     1. On December 31, 2013, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on December 31, 2017. On December 31, 2015 the loan was extended to December 31, 2017.

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

     6. On February 26, 2016, the Company received a $5,000 loan. This loan is at 4% interest with principle and interest all due on February 26, 2018.

As of March 31, 2016, accrued interest is $1,858.

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

JANUARY 1, 2015 TO MARCH 31, 2015

     * Product Prototype which can be shown to manufacturers of toys and child car seats
     *    Compiled list of manufacturers of toys and child car seats

APRIL 1, 2015 TO JUNE 30, 2015

     *    Completed version for demo to manufacturers of car seats and toys

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

GOING CONCERN

Our auditor has issued a going concern opinion on March 18, 2016 for December 31, 2015 financial statements. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

GoGo Baby, Inc., Registrant


By /s/ Malcolm Hargrave                                         May 2, 2016
  ------------------------------------------------              -----------
  MALCOLM HARGRAVE
  President, Secretary, Treasurer and Director
  Chief Executive Officer, Chief Financial Officer,
  Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Malcolm Hargrave               Principal Executive Officer           5/2/16
---------------------------        ---------------------------           ------
MALCOLM HARGRAVE                            Title                         Date


/s/ Malcolm Hargrave               Principal Financial Officer           5/2/16
---------------------------        ---------------------------           ------
MALCOLM HARGRAVE                            Title                         Date


/s/ Malcolm Hargrave               Principal Accounting Officer          5/2/16
---------------------------        ---------------------------           ------
MALCOLM HARGRAVE                            Title                         Date


/s/ Malcolm Hargrave               President, Secretary, Treasurer       5/2/16
---------------------------        -------------------------------       ------
MALCOLM HARGRAVE                            Title                         Date


/s/ Malcolm Hargrave               Director                              5/2/16
---------------------------        ---------------------------           ------
MALCOLM HARGRAVE                            Title                         Date