Form 10-Q
period 2016-09-30
Gogo Baby, Inc.
filed 2016-11-14
CIK 1616736

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,550,000 shares as of November 11, 2016.

ITEM 1. FINANCIAL STATEMENTS

                                 GoGo Baby, Inc.
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                                  As of             As of
                                                                              September 30,      December 31,
                                                                                  2016               2015
                                                                                --------           --------
                                                                               (Unaudited)
CURRENT ASSETS
  Cash                                                                          $    202           $    416
                                                                                --------           --------
TOTAL CURRENT ASSETS                                                                 202                416

OTHER ASSETS
  Intangible Assets, net                                                               5                  5
                                                                                --------           --------
TOTAL OTHER ASSETS                                                                     5                  5
                                                                                --------           --------

      TOTAL ASSETS                                                              $    207           $    421
                                                                                ========           ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                              $  7,509           $  5,562
  Promissory notes payable--long tem notes due in one year                        13,000             15,000
  Accrued interest                                                                 1,450              1,111
                                                                                --------           --------
TOTAL CURRENT LIABILITIES                                                         21,959             21,673

LONG-TERM LIABILITIES
Accrued interest                                                                   1,253                408
Promissory note payable                                                           30,500             17,000
                                                                                --------           --------
      TOTAL LONG-TERM LIABILITIES                                                 31,753             17,408
                                                                                --------           --------

TOTAL LIABILITIES                                                                 53,712             39,081

STOCKHOLDERS' DEFICIT
  Preferred Stock ($0.0001 par value, 20,000,000 shares
   authorized; zero shares issued and outstanding
   as of September 30, 2016 and December 31, 2015                                     --                 --
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 36,550,000 and 36,550,000 shares issued and outstanding
   as of September 30, 2016 and December 31, 2015                                  3,655              3,655
  Additional paid-in capital                                                         850                850
  Deficit accumulated                                                            (58,010)           (43,165)
                                                                                --------           --------
TOTAL STOCKHOLDERS' DEFICIT                                                      (53,505)           (38,660)
                                                                                --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                 $    207           $    421
                                                                                ========           ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                            Three Months       Three Months       Nine Months       Nine Months
                                               Ended              Ended              Ended             Ended
                                            September 30,      September 30,      September 30,     September 30,
                                                2016               2015               2016              2015
                                             -----------        -----------        -----------       -----------
REVENUES
   Revenues                                  $        --        $        --        $        --       $        --
                                             -----------        -----------        -----------       -----------
TOTAL REVENUES                                        --                 --                 --                --

GENERAL & ADMINISTRATIVE EXPENSES
   Administrative expenses                         1,575              2,077              5,661             6,893
   R & D - Pre-Production process                     --                 --                 --             1,000
   Professional fees                               2,000              2,000              8,000            10,500
                                             -----------        -----------        -----------       -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            3,575              4,077             13,661            18,393
                                             -----------        -----------        -----------       -----------

LOSS FROM OPERATION                               (3,575)            (4,077)           (13,661)          (18,393)
                                             -----------        -----------        -----------       -----------
OTHER EXPENSE
   Interest expense                                  430                320              1,184               848
                                             -----------        -----------        -----------       -----------
TOTAL OTHER EXPENSES                                 430                320              1,184               848
                                             -----------        -----------        -----------       -----------

NET INCOME (LOSS)                            $    (4,005)       $    (4,397)       $   (14,845)      $   (19,241)
                                             ===========        ===========        ===========       ===========

BASIC EARNINGS PER SHARE                     $     (0.00)       $     (0.00)       $     (0.00)      $     (0.00)
                                             ===========        ===========        ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    36,550,000         36,550,000         36,550,000        36,550,000
                                             ===========        ===========        ===========       ===========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                            Nine Months        Nine Months
                                                                               Ended              Ended
                                                                            September 30,      September 30,
                                                                                2016               2015
                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                           $(14,845)          $(19,241)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization expense
  Changes in operating assets and liabilities:
     Increase (Decrease) in accounts payable and accrued liabilities             1,947              1,560
     Increase in accrued interest                                                1,184                848
                                                                              --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (11,714)           (16,833)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Intangible Assets                                                  --                 --
                                                                              --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in advance from officer                                                  --                 --
  Increase in notes payable - related party                                     11,500             13,000
                                                                              --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   11,500             13,000
                                                                              --------           --------

NET INCREASE (DECREASE) IN CASH                                                   (214)            (3,833)

CASH AT BEGINNING OF PERIOD                                                        416              4,345
                                                                              --------           --------

CASH AT END OF PERIOD                                                         $    202           $    512
                                                                              ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest                                                                    $     --           $     --
                                                                              ========           ========

  Income Taxes                                                                $     --           $     --
                                                                              ========           ========


    The accompanying notes are an integral part of these financial statements

                                 GoGo Baby, Inc.
               Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2016
--------------------------------------------------------------------------------

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

BASIS OF PRESENTATION - UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2015 included in the Company's Form 10K filed with the Securities and Exchange Commission on March 18, 2016. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

NOTE 2 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $58,010. since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

                                 GoGo Baby, Inc.
               Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2016
--------------------------------------------------------------------------------

NOTE 3 - NOTES PAYABLE - RELATED PARTY

                                                September 30,      December 31,
                                                    2016              2016
                                                  --------          --------

Long Term Notes Payable-related part              $ 43,500          $ 32,000
Less: Due in one year                               13,000            15,000
                                                  --------          --------
Balance                                           $ 30,500          $ 17,000
                                                  ========          ========

Since inception the Company received cash totaling $43,500 from Malcolm Hargrave in the form of a promissory note. As of September 30, 2016, the amount due to Malcolm Hargrave was $43,500.

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

On September 9, 2014, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on September 9, 2016. On September 9, 2016, the loan was extended to September 9, 2018.

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

On August 3, 2016, the Company received a $1,500 loan. This loan is at 4% interest with principle and interest all due on August 3, 2018.

As of September 30, 2016, accrued interest is $2,703 and December 31, 2015 is $1,519.

                                 GoGo Baby, Inc.
               Notes to Condensed Financial Statements (Unaudited)
                               September 30, 2016
--------------------------------------------------------------------------------

NOTE 4 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2016:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 36,550,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

On November 6, 2016, the Company received a $5,500 loan. This loan is at 4% interest with principle and interest all due on November 6, 2018.

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

OVERVIEW

Gogo Baby, Inc. (the "Company") was incorporated on February 22, 2013. As of September 30, 2016 the Company had a cash balance of $202. GoGo Baby may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

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

OPERATING OBJECTIVE ONE

Our primary Operating Objective is to produce a prototype to sell or license to a large producer of either children's car seats or toys. In order to do this the Company must:

     * Phase 1. Produce a viable prototype to demonstrate to the potential car seat/toy manufacturers. The prototype will be designed and built by Mr. Hargrave. More than one prototype may need to be built before a satisfactory design is developed. A prototype can require up to a month to design and build with additional time expended for testing. Material to build the prototype is estimated at less than $100.

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

RESULTS OF OPERATIONS

We have generated no revenue since inception and have incurred $1,000 research and development expenses through September 30, 2016. From inception date to September 30, 2016 the Company has a net loss of $58,010.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2016.

             Balance Sheet Data:                9/30/2016
             -------------------                ---------

             Cash                               $    202
             Total assets                       $    207
             Total liabilities                  $ 53,712
             Shareholders' deficit              $(53,505)

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

For the three months ended September 30, 2016 we generated no revenues and had $3,575 in general and administrative expenses. We recorded $430 in interest expense, for a net loss of $4,005.

For the three months ended September 30, 2015 we generated no revenues and had $4,077 in general and administrative expenses. We recorded $320 in interest expense, for a net loss of $4,397.

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

For the nine months ended September 30, 2016 we generated no revenues and had $13,661 in general and administrative expenses. We recorded $1,184 in interest expense, for a net loss of $14,845.

For the nine months ended September 30, 2015 we generated no revenues and had $18,393 in general and administrative expenses. We recorded $848 in interest expense, for a net loss of $19,241.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. Our cash balance at September 30, 2016 was $202. We believe our cash balance and loans from our director are sufficient to fund our limited levels of operations.

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

All work is done by the Company's President at no cost to the Company. Mr. Hargrave receives no salary and he donates parts from his own inventory at no cost to the Company. The Company's major expense is corporate costs including accounting which the Company estimates at a monthly average of $1,000. The Company's present cash balance of $202 will last about 1 week at the present "burn rate".

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

We received our initial funding of $1,000 through the sale of common stock to Mr. Hargrave, our officer and director, who purchased 10,000,000 shares of our common stock at $0.0001 per share on June 22, 2013. On June 9, 2014, Mr. Hargrave purchased an additional 25,000,000 shares for $2,500. Our financial statements from inception (February 22, 2013) through September 30, 2016 report no revenues and net losses of $58,010.

Since inception the Company received cash totaling $43,500 from Malcolm Hargrave in the form of promissory notes. The date and terms of the loans are:

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

     8. On August 3, 2016, the Company received a $1,500 loan. This loan is at 4% interest with principle and interest all due on August 3, 2018.

As of September 30, 2016, accrued interest is $2,703.

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

JANUARY 1, 2016 TO DECEMBER 31, 2016

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

SUBSEQUENT EVENT

On November 6, 2016, the Company received a $5,500 loan. This loan is at 4% interest with principle and interest all due on November 6, 2018.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

GoGo Baby, Inc., Registrant


By /s/ Malcolm Hargrave                                        November 11, 2016
  ------------------------------------------------             -----------------
  MALCOLM HARGRAVE
  President, Secretary, Treasurer and Director
  Chief Executive Officer, Chief Financial Officer,
  Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Malcolm Hargrave               Principal Executive Officer          11/11/16
---------------------------        ---------------------------          --------
MALCOLM HARGRAVE                            Title                         Date


/s/ Malcolm Hargrave               Principal Financial Officer          11/11/16
---------------------------        ---------------------------          --------
MALCOLM HARGRAVE                            Title                         Date


/s/ Malcolm Hargrave               Principal Accounting Officer         11/11/16
---------------------------        ---------------------------          --------
MALCOLM HARGRAVE                            Title                         Date


/s/ Malcolm Hargrave               President, Secretary, Treasurer      11/11/16
---------------------------        -------------------------------      --------
MALCOLM HARGRAVE                            Title                         Date


/s/ Malcolm Hargrave               Director                             11/11/16
---------------------------        ---------------------------          --------
MALCOLM HARGRAVE                            Title                         Date