Form 10-K
period 2016-12-31
Gogo Baby, Inc.
filed 2017-03-16
CIK 1616736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 333-198772

Gogo Baby, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0998139
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5745 Kearny Villa Rd. #102
San Diego, CA  92123
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
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 10, 2017, the registrant had 36,550,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

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

Item 1. Business

General Information

Gogo Baby, Inc. (the “Company”) was incorporated on February 22, 2013.  As of December 31, 2016 the Company had a cash balance of $382.  GoGo Baby may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

Pursuant to a registration statement on Form S-1, DTH International Corporation, a shareholder of Gogo Baby Inc., has distributed to its shareholders 1,000,000 shares of its GoGo Baby common stock. The distribution was made to holders of record of DTH International Corporation common stock as of the close of business on December 31, 2013, on the basis of one share of GoGo Baby’s common stock for each one share of DTH International Corporation common stock held.  The 1,000,000 shares of the common stock distributed to DTH International Corporation shareholders represent 2.7% of all the issued and outstanding shares of the common stock of the Company. DTH International Corporation acquired 1,500,000 shares of the common stock of GoGo Baby on November 14, 2013, for $1,000. After the distribution, a shareholder of GoGo Baby controls 95% of the outstanding common stock.

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

Operating Objective One

Our primary Operating Objective is to produce a prototype to sell or license to a large producer of either children’s car seats or toys.  In order to do this the Company must:

•
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

•	Phase 2. Contact a group of companies which could be potential purchasers’ or licensees. The Company will develop a list of potential companies and will contact then by letter and telephone.
•	Phase 3. Make presentations to these companies.

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

Competitive Strengths & Strategy

The main competitive advantage of our product is ease of use. Our main strategy will be to convince toy and car seat Companies as to the ease of use of using our proposed product.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganization, Purchase or Sale of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business except for the purchase of a provisional patent. On March 25, 2013 the Company purchased the rights to a Provisional Patent (EFS 113937725) for a remote control toy, for 50,000 shares of the Company’s common stock, from Lesa Marie Foster. Subsequent to that the Company had obtained a patent pending (14049167). On April 10, 2016 the company was advised by legal counsel that the patent pending for the product had been formally turned down.  We are now investigating alternative marketing strategies.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the normal course of business in the United States and the State of California.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements or Labor Contracts

On March 25, 2013 the inventor, Lesa Marie Foster, for 50,000 shares of the Company’s common stock assigned all her rights in a Provisional patent EFS 113937725 titled “Gogo Baby” to GoGo Baby, Inc. This Provisional patent was valid until October 9, 2013.  The Company used its provisional patent to obtain a patent pending on this product. A short description: A toy on a car seat or other support can be turned on and off from the driver’s seat. This is a wireless control and needs no wires running from the front seat to the back. On April 10, 2016 the company was advised by legal counsel that the patent pending for the product had been formally turned down.  We are now investigating alternative marketing strategies.

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

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other electronic information regarding the Company and filed with the SEC at http://www.sec.gov.

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

In addition, our customers may have additional expectations about our proposed product. Any failure to meet customers' specifications or expectations could result in:

•	delayed or lost revenue;
•	requirements to provide additional services to a customer at reduced charges or no charge;
•	negative publicity about us, which could adversely affect our ability to attract or retain customers; and
•
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

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results.  The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data.”  In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  See “Forward-Looking Statements.”  Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors.

We have generated no revenue since inception and have incurred no research or development expenses through December 31, 2016.

The following table provides selected financial data about our company for the period from the date of incorporation through December 31, 2016 and 2015. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	12/31/16	12/31/2015

Cash	$382	$416
Total assets	$382	$421
Total liabilities	$58,351	$39,081
Shareholders' deficit	$(57,969)	$(38,660)

Going Concern

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  Our cash balance at December 31, 2016 was $382. We believe our cash balance and loans from our director are sufficient to fund our limited levels of operations.

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

Results of Operations

Fiscal Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Our total assets at December 31, 2016 were $382, which was our cash in the bank.  We had $58,351 in total liabilities, consisting of current liabilities of $5,636 in accounts payable, $13,000 in promissory notes payable, $1,093 in accrued interest and long-term liabilities of $36,500 in promissory notes and $2,122 in accrued interest.

During the year ended December 31, 2016, we generated no revenues.  Our operating expenses for the same period were comprised of general and administrative expenses of $7,608 and professional fees of $10,000.  We had other expenses of $5 in impairment loss and $1,696 in interest, resulting in a net loss of $19,309.

During the year ended December 31, 2015, we generated no revenues.  Our operating expenses for the same period were comprised of general and administrative expenses of $11,491 and professional fees of $10,500.  We had other expenses of $1,168 in interest, resulting in a net loss of $23,159.

Liquidity and Capital Resources

Our director has agreed to advance funds as needed.  While he has agreed to advance the funds he is not legally required to do so and may not for any reason.

We received our initial funding of $1,000 through the sale of common stock to Mr. Hargrave, our officer and director, who purchased 10,000,000 shares of our common stock at $0.0001 per share on June 22, 2013.  On June 9, 2014, Mr. Hargrave purchased an additional 25,000,000 shares for $2,500.  Our financial statements from inception (February 22, 2013) through December 31, 2016 report no revenues and net losses of $62,474.

Since inception the Company received cash totaling $49,500 from Malcolm Hargrave in the form of a promissory note. As of December 31, 2016, the amount due to Malcolm Hargrave was $49,500.

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

On January 5, 2015, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 5, 2019.

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

On November 7 2016, the Company received a $5,000 loan. This loan is at 4% interest with principle and interest all due on November 7, 2018.

On December 21, 2016, the Company received a $1,000 loan. This loan is at 4% interest with principle and interest all due on December 21, 2018.

As of December 31, 2016, accrued interest is $3,215 and December 31, 2015 is $1,519.

Subsequent to our December 31, 2016 year end, on January 13, 2017, the Company received a $1,000 loan. This loan is at 4% interest with principle and interest all due on January 13, 2019 On February 28, 2017 the Company received a $2,000 loan. This loan is at 4% interest with principle and interest all due on February 28, 2019.

Plan of Operation

The following are the projected future activities of the company. The specific timing of each will depend on the ability of GoGo Baby to raise capital; therefore these dates are estimates which may not be met.

January 1, 2017 to June 30, 2017

•	Test latest version on new model cars
•	Make list of prospective manufactures
•	Start contacting potential licensees
•	Develop an online site for sales

The prototype must still be tested on several different types of auto and other vehicles.  No prototype has yet been shown nor have we contacted any potential purchasers or manufacturers.

On April 10, 2016 the company was advised by legal counsel that the patent pending for the product had been formally turned down.  We are now investigating alternative marketing strategies.

Off Balance Sheet Arrangements
There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have a current or future effect on the business, financial condition, changes in financial condition, revenue or expenses, result of operations, liquidity, capital expenditures and/or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8. Financial Statements

PLS CPA, A PROFESSIONAL CORP.
t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Gogo Baby, Inc.

We have audited the accompanying balance sheets of Gogo Baby, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gogo Baby, Inc. as of December 31, 2016 and 2015, and the result of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

March 16, 2017
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

GoGo Baby, Inc.

Balance Sheets

	As of	As of
	December 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash	$382	$416
Total Current Assets	382	416

Other Assets
Intangible Assets, net	-	5
Total Other Assets	-	5

TOTAL ASSETS	$382	$421

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$5,636	$5,562
Promissory notes payable--long tem notes due in one year	13,000	15,000
Accrued interest	1,093	1,111
Total Current Liabilities	19,729	21,673

Long-Term Liabilities
Accrued interest	2,122	408
Promissory note payable	36,500	17,000
Total Long-Term Liabilities	38,622	17,408

Total Liabilities	58,351	39,081

Stockholders' Deficit
Preferred Stock ($0.0001 par value, 20,000,000 shares authorized;
zero shares issued and outstanding as of December 31, 2016 and December 31, 2015	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized;
36,550,000 and 36,550,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	3,655	3,655
Additional paid-in capital	850	850
Deficit accumulated	(62,474)	(43,165)
Total Stockholders' Deficit	(57,969)	(38,660)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$382	$421

The accompanying notes are an integral part of these financial statements

GoGo Baby, Inc.

Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2016	2015
Revenues
Revenues	$-	$-
Total Revenues	-	-

General & Administrative Expenses
Administrative expenses	7,608	11,491
Professional fees	10,000	10,500
Total General & Administrative Expenses	17,608	21,991

Loss from Operation	(17,608)	(21,991)

Other Expense
Impairment loss	5	-
Interest expense	1,696	1,168
Total Other Expenses	1,701	1,168

Net Income (Loss)	$(19,309)	$(23,159)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	36,550,000	36,550,000

The accompanying notes are an integral part of these financial statements

GoGo Baby, Inc.

Statement of Changes in Shareholders' Equity (Deficit)
For the years from December 31, 2014 to ended December 31, 2016

			Additional
	Common Stock		Paid-in	Deficit
	Shares	Amount	Capital	Accumulated	Total

Balance, December 31, 2014	36,550,000	$3,655	$850	$(20,006)	$(15,501)

Loss for the period ending December 31, 2015				(23,159)	(23,159)

Balance, December 31, 2015	36,550,000	3,655	850	(43,165)	(38,660)

Loss for the period ending December 31, 2016				(19,309)	(19,309)

Balance, December 31, 2016	36,550,000	$3,655	$850	$(62,474)	$(57,969)

The accompanying notes are an integral part of these financial statements

GoGo Baby, Inc.

Statements of Cash Flows
(Audited)

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,309)	$(23,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	5	-
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	74	5,062
Increase in accrued interest	1,696	1,168

Net cash provided by (used in) operating activities	(17,534)	(16,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Intangible Assets	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from notes payable - related party	17,500	13,000

Net cash provided by (used in) financing activities	17,500	13,000

Net increase (decrease) in cash	(34)	(3,929)

Cash at beginning of period	416	4,345

Cash at end of period	$382	$416

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

GoGo Baby, Inc.

Notes To Financial Statements
December 31, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

GoGo Baby, Inc.  (the “Company”) was incorporated on February 22, 2013  under the laws of the State of Delaware to enter into the toy industry.  The GoGo Baby invention of a wireless car seat toy system was created with the objective to provide a car seat toy system that the driver can activate from the steering wheel.  It is Gogo Baby’s first objective to sell the patent to a major company or secondly have the toy manufactured, set up an online store and market the product.
The Company’s activities to date have been limited to organization and capital.  The Company’s fiscal year end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.  The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain.  The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, deferred income tax asset valuations and loss contingences.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Property and Equipment

Property and equipment are stated at cost.  Equipment and fixtures are being depreciated using the straight-line method over the estimated asset lives, 5 year.

Intangible Assets

Initial Measurement

Intangible asset acquisitions in which the consideration given is cash are measured by the amount of cash paid, which generally includes the transaction costs of the asset acquisition. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.

GoGo Baby, Inc.

Notes To Financial Statements
December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Measurement

The company accounts for its intangible assets under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Subtopic ("ASC") 350-30-35 “Intangibles—Goodwill and Other—General Intangibles Other than Goodwill-Subsequent Measurement”. Under this method the company is required to test an indefinite-lived intangible asset for impairment on at least an annual basis. This is done by comparing the asset’s fair value with its carrying amount. If the carrying amount exceeds the asset’s fair value, the difference in those amounts is recognized as an impairment loss.

Income Taxes

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification (“ASC”) No. 740, "Income Taxes".  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

•
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

GoGo Baby, Inc.

Notes To Financial Statements
December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 – Revenue From Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

In April 2015, the FASB issued ASU2015-03, Imputation of Interest, requiring entities to present debt issuance costs related to a debt liability as a reduction of the carrying amount of the liability. In August 2015, the FASB issued ASU 2015-15 to provide additional guidance related to debt issuance costs related to line-of-credit arrangements. The guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company is evaluating the impact, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements and related disclosures.

GoGo Baby, Inc.

Notes To Financial Statements
December 31, 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – INTANGIBLE ASSETS

The Company capitalized as intangible assets the purchase cost of the rights to a certain creation acquired from Lesa Foster in exchange for 50,000 common shares of GoGo Baby, Inc. valued at $0.0001 per share for a total value of $5 on June 6, 2013. As of 2016, the company recognized as an impairment loss $5.

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  As of December 31, 2016 the Company had a net operating loss carry-forward of approximately $62,423.  Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2016	2015

Accumulated loss before income taxes per financial statements	$62,474	$43,165
Income tax rate	34%	34%
Income tax recovery	(21,241)	(14,676)
Permanent differences	-	-
Temporary differences	-	-
Valuation allowance change	21,241	14,676
Provision for income taxes	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financials reporting and tax purposes.  The significant components of deferred income tax assets and liabilities at December 31, 2016 are as follows:

GoGo Baby, Inc.

Notes To Financial Statements
December 31, 2016

NOTE 4 - PROVISION FOR INCOME TAXES- CONTINUED

	December 31,	December 31,
	2016	2015

Net operating loss carryforward	$21,241	$14,676
Valuation allowance	(21,241)	(14,676)

Net deferred income tax asset	-	-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.  The valuation allowance is reviewed annually. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $62,474 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

Malcolm Hargrave, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 – NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $49,500 from Malcolm Hargrave in the form of a promissory note. As of December 31, 2016 and 2015, the amount due to Malcolm Hargrave was $49,500 and $32,000.

GoGo Baby, Inc.

Notes To Financial Statements
December 31, 2016

NOTE 8 – NOTES PAYABLE – RELATED PARTY- CONTINUED

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

On January 5, 2015, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 5, 2019.

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

On November 7 2016, the Company received a $5,000 loan. This loan is at 4% interest with principle and interest all due on November 7, 2018.

On December 21, 2016, the Company received a $1,000 loan. This loan is at 4% interest with principle and interest all due on December 21, 2018.

As of December 31, 2016, accrued interest is $ 3,215 and December 31, 2015 is $1,519.

NOTE 9 – STOCK TRANSACTIONS

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

On June 9, 2014 the Company issued a total of 25,000,000 shares of common stock to one director for cash in the amount of $0.0001 per share for a total of $2,500

As of December 31, 2016 the Company had 36,550,000 shares of common stock issued and outstanding.

GoGo Baby, Inc.

Notes To Financial Statements
December 31, 2016

NOTE 10 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2016:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 36,550,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

NOTE 11 – SUBSEQUENT EVENT

On January 13, 2017, the Company received a $1,000 loan. This loan is at 4% interest with principle and interest all due on January 13, 2019 On February 28, 2017 the Company received a $2,000 loan. This loan is at 4% interest with principle and interest all due on February 28, 2019.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Director and Executive Officer

The Executive Officers and Directors of the Company and their ages are as follows:

Name	Age	Position	Date Elected

Malcolm Hargrave	52	President, CFO, Director, Secretary	May 29, 2013

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compensation	Total

Malcolm	2016	0	0	0	0	0	0	0	0
Hargrave	2015	0	0	0	0	0	0	0	0
President,	2014	0	0	0	0	0	0	0	0
CEO, CFO	2013	0	0	0	0	0	0	0	0
and Director

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Malcolm Hargrave	0	0	0	0	0	0	0	0	0

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Malcolm Hargrave	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officer and director.

On May 29, 2013 a total of 10,000,000 shares of common stock were issued to Mr. Hargrave in exchange for cash in the amount of $1,000 or $0.0001 per share. On June 9, 2014 the Company issued Mr. Hargrave 25,000,000 shares for a total consideration of $2,500 in cash.

Since inception the Company received cash totaling $49,500 from Malcolm Hargrave in the form of a promissory note. As of December 31, 2016, the amount due to Malcolm Hargrave was $49,500.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2016, the name, address, and number of shares owned directly or beneficially by persons who own 5% or more of the company's common stock and by each executive officer and director and owner after the Distribution.

Beneficial Owner	Shares/Percent as of December 31, 2014	Shares/Percent after the Distribution

Malcolm Hargrave	35,000,000 – 95.7%	35,000,000 – 95.7%
9130 Edgewood Dr.
La Mesa, CA 91941

DTH International Corporation	1,500,000 – 4.1%	500,000 – 1.4%
4190 Bonita Road
Bonita Ca, 91902

All Executive Officers	35,000,000 – 95.7%	35,000,000 – 95.7%
and Directors as a Group (1 person)

(1) Based on 36,550,000 shares outstanding on December 31, 2016

Item 13.  Certain Relationships and Related Transactions

On November 14, 2013 GoGo Baby sold 1,500,000 shares of its common stock to DTH International Corporation for $1,000.

On March 25, 2013 The Company purchased a provisional patent from Lesa M. Foster for 50,000 shares of the common stock of the Company.

On May 20, 2013, GoGo Baby sold 10,000,000 shares of common stock to Malcolm Hargrave, the Company’s president, for a total of $1,000.  On June 9, 2014 the Company sold 25,000,000 shares of its common stock to Mr. Hargave for $2,500 in cash.

The above sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) for sales not involving a public offering.

Since inception the Company received cash totaling $49,500 from Malcolm Hargrave in the form of a promissory note. As of December 31, 2016, the amount due to Malcolm Hargrave was $49,500 and unpaid interest $3,215.

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews, were $10,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2016.

The total fees charged to the Company for audit services, including quarterly reviews, were $12,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2015.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular  service,  the  Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee.  Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2016 and 2015 were pre-approved by our Board.

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

March 16, 2017	Gogo Baby, Inc., Registrant

By: /s/ Malcolm Hargrave
Malcolm Hargrave, President, Chief Executive Officer,
Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2017	Gogo Baby, Inc., Registrant

By: /s/ Malcolm Hargrave
Malcolm Hargrave, President, Chief Executive Officer,
Principal Accounting Officer and Chief Financial Officer