Form 10-Q
period 2017-03-31
Alpha Investment Inc.
filed 2017-05-15
CIK 1616736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Commission file number 333-198772

Alpha Investment Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

200 East Campus View Blvd., Suite 200
Columbus, OH  43235
 (Address of principal executive offices, including zip code.)

(305) 704-3294
(Telephone number, including area code)

Gogo Baby, Inc.
(Former name or former address, in changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  36,550,000 shares as of May 12, 2017.

ITEM 1. FINANCIAL STATEMENTS

Alpha Investment Inc.
Balance Sheets

	As of	As of
	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$14	$382
Total Current Assets	14	382

Other Assets
Intangible Assets, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$14	$382

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$-	$5,636
Promissory notes payable--long tem notes due in one year	-	13,000
Accrued interest	-	1,093
Total Current Liabilities	-	19,729

Long-Term Liabilities
Accrued interest	-	2,122
Promissory note payable	-	36,500
Total Long-Term Liabilities	-	38,622

Total Liabilities	-	58,351

Stockholders' Deficit
Preferred Stock ($0.0001 par value, 20,000,000 shares authorized;
zero shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized;
36,550,000 and 36,550,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	3,655	3,655
Additional paid-in capital	66,565	850
Deficit accumulated	(70,206)	(62,474)
Total Stockholders' Deficit	14	(57,969)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$14	$382

The accompanying notes are an integral part of these financial statements

Alpha Investment Inc.
Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Revenues
Revenues	$-	$-
Total Revenues	-	-

General & Administrative Expenses
Administrative expenses	3,232	1,566
Professional fees	4,500	4,000
Total General & Administrative Expenses	7,732	5,566

Loss from Operation	(7,732)	(5,566)

Other Expense
Impairment loss	-	0
Interest expense	-	339
Total Other Expenses	-	339

Net Income (Loss)	$(7,732)	$(5,905)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	36,550,000	36,550,000

The accompanying notes are an integral part of these financial statements

Alpha Investment Inc.
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,732)	$(5,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	-	-
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	(5,636)	299
Increase in accrued interest	-	339
Net cash provided by (used in) operating activities	(13,368)	(5,267)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Intangible Assets	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from donation from shreholder	10,000	-
Proceed from notes payable - related party	3,000	5,000
Net cash provided by (used in) financing activities	13,000	5,000

Net increase (decrease) in cash	(368)	(267)

Cash at beginning of period	382	416

Cash at end of period	$14	$149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Alpha Investment Inc.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Alpha Investments Inc. (formerly GoGo Baby, Inc.)  (the “Company”) was incorporated on February 22, 2013  under the laws of the State of Delaware to enter into the toy industry.  On March 30, 2017, the company filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State changing our name from “Gogo Baby, Inc.” to “Alpha Investment Inc.” following the change in control transaction which was consummated on March 17, 2017.   The aforementioned change of name and a related change in the Company’s OTC markets trading symbol from GGBY to ALPC received approval from FINRA effective as of April 19, 2017. The invention of a wireless car seat toy system was created with the objective to provide a car seat toy system that the driver can activate from the steering wheel. It is Alpha Investments Inc. objective to test the latest version on new model cars, seek and start contacting prospective manufactures for production.

The Company’s activities to date have been limited to organization and capital.  The Company’s fiscal year end is December 31.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2016 included in the Company’s Form 10K filed with the Securities and Exchange Commission on March 16, 2017.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $70,206. since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Alpha Investment Inc.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2017

NOTE 3 – NOTES PAYABLE - RELATED PARTY

	March 31, 2017	December 31, 2016

Long Term Notes Payable-related part	$0	$49,500
Less: Due in one year	0	17,000
Balance	$0	$32,500

Since inception the Company received cash totaling $52,500 from Malcolm Hargrave in the form of a promissory note. On March 17, 2017 Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, amounting $ 55,715, due to him from Gogo Baby Inc. As of March 31, 2017, the amount due to Malcolm Hargrave was $0.

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

On January 13, 2017, the Company received a $1,000 loan. This loan is at 4% interest with principle and interest all due on January 13, 2019.

Alpha Investment Inc.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2017

On February 28, 2017, the Company received a $2,000 loan. This loan is at 4% interest with principle and interest all due on February 28, 2019.

As of March 31, 2017, accrued interest is $0 and December 31, 2016 is $3,215.

NOTE 4 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2017:

Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 36,550,000 shares issued and outstanding.

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

On March 17, 2017 Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, amounting $ 55,715, due to him from Gogo Baby Inc. This was classified as additional paid -in capital.

On March 29, the shareholders made a donation to the company of $10,000. This was classified as additional paid-in capital

NOTE 5 – SUBSEQUENT EVENT

Corporate action initiated through FINRA to change the name and ticker from GGBY (Gogo Baby, Inc) to AlPC (Alpha Investment Inc).

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

Overview

Alpha Investment Inc. (formerly Gogo Baby, Inc.) (the “Company”) was incorporated on February 22, 2013.  As of March 31, 2017 the Company had a cash balance of $14.  The Company may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

On March 17, 2017, Omega Commercial Finance Corp., a publicly-held Wyoming corporation (“Omega”), purchased a total of 35,550,000 “restricted” shares of the Company’s common stock (the “Control Share Sale”) from Malcolm Hargrave (35,000,000 shares), DTH International Corporation (500,000 shares) and Lisa Foster (50,000 shares) for aggregate consideration of $295,000.  The Control Share Sale was consummated in a private transaction pursuant to a common stock purchase agreement entered into between Omega and Mr. Hargrave, acting individually and on behalf of the other selling stockholders of Gogo Baby.  As a result of the completion of the Control Share Sale, a “Change in Control” of the Company took place.

Contemporaneously with the closing of and about the Control Share Sale, Malcolm Hargrave resigned as Gogo Baby’s sole director and officer and Omega, as the new majority stockholder of the Company, elected the following persons to the offices set forth beside their respective names:

Name	Office

Timothy R. Fussell, Ph.D.	President and Chairman of the Board

Todd C. Buxton	Chief Executive Officer and Vice Chairman of the Board

Jon S Cummings IV (note 1)	Executive Vice President and Director

On March 30, 2017, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State changing our name from “Gogo Baby, Inc.” to “Alpha Investment Inc.” following the change in control transaction which was consummated on March 17, 2017.   The aforementioned change of name and a related change in the Company’s OTC markets trading symbol from GGBY to ALPC received approval from FINRA effective as of April 19, 2017.

_______________

(note1) On May 9th, 2017, Alpha Investment Inc. (the “Company”), (OTCPINK: ALPC) announces a resignation of Jon Cummings as Executive Vice President and Board of Director of ALPC.  The resignation is effective May 9, 2017.  The Company is not looking to replace the Executive Vice President position at this present time, but shall consider adding other key positons as the Company continues to grow and evaluate its needs.

Results of Operations

We have generated no revenue since inception and have incurred $1,000 research and development expenses through March 31, 2017.  From inception date to March 31, 2017 the Company has an accumulated deficit of $4,491.

The following table provides selected financial data about our company for the period from the date of incorporation through March 31, 2017.

Balance Sheet Data:	3/31/2017

Cash	$14
Total assets	$14
Total liabilities	$0
Shareholders' equity	$14

Three Months ended March 31, 2017 and 2016

For the three months ended March 31, 2017 we generated no revenues and had $7,732 in general and administrative expenses, resulting in a net loss of $7,732.

For the three months ended March 31, 2016 we generated no revenues and had $5,566 in general and administrative expenses.  We recorded $339 in interest expense, resulting a net loss of $5,905.

Going Concern

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  Our cash balance at March 31, 2017 was $14. We do not believe our cash balance is sufficient to fund our limited levels of operations without revenues, equity funding or loans from our current officers and directors.

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

To become profitable and competitive, we must implement our business plan and generate revenue and raise additional capital.

Public Company Expense

The Company estimates its quarterly public company expense as follows:

Audit review	$1,800
Accounting	450
Edgar	500
Total	$2,750

Liquidity and Capital Resources

Our cash balance at March 31, 2017 was $14. We do not believe our cash balance is sufficient to fund our limited levels of operations without additional income or loans from our current officers and directors.

Plan of Operation

The following are the past and projected future activities of the company in milestone format. The specific timing of each milestone will depend on the ability of the Company to raise capital; therefore these dates are estimates which may not be met.

MILESTONES:

February 22, 2013 to December 31, 2014

The Company has during this period:

•	Purchased a provisional patent on its product
•	Built and operated models of its product successfully
•	Filed for and has received a patent pending on its product

January 1, 2015 to March 31, 2015

•	Product Prototype which can be shown to manufacturers of toys and child car seats.
•	Compiled list of manufacturers of toys and child car seats.

April 1, 2015 to June 30, 2015

•	Completed version for demo to manufacturers of car seats and toys

July 1, 2015 to Dec 31, 2016

•	Completed new version for testing

Future Plans

January 1, 2017 to December 31, 2017

•	Test latest version on new model cars
•	Make list of prospective manufactures
•	Start contacting manufactures

The prototype must still be tested on several different types of auto and other vehicles.  No prototype has yet been shown nor have we contacted any potential purchasers or manufacturers.

On April 10, 2016 the company was advised by legal counsel that the patent pending for the product had been formally turned down.  We are now investigating alternative marketing strategies or possible alternative directions for the Company that could enhance shareholder value.  As of the date of this report we do not have any definitive agreements and the Company has not entered into any definitive agreement to change our business plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Alpha Investment Inc., Registrant

By /s/ TODD C. BUXTON	May 12, 2017
TODD C. BUXTON
Director, Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Principal Executive Officer	May 12, 2017
TODD C. BUXTON	Title	Date

/s/ Todd C. Buxton	Acting Chief Financial Officer	May 12, 2017
TODD C. BUXTON	Title	Date

/s/ Timothy R. Fussell, Ph.D.	President and Chairman of the Board	May 12, 2017
TIMOTHY R. FUSSELL Ph.D.	Title	Date