Form 10-Q
period 2017-08-13
Alpha Investment Inc.
filed 2017-08-14
CIK 1616736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  40,175,000 shares as of August 14, 2017.

ITEM 1. FINANCIAL STATEMENTS

Alpha Investment Inc.
Balance Sheets

	As of	As of
	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash	$-	$382
Total Current Assets	-	382

Other Assets
Intangible Assets, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$-	$382

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,640	$5,636
Promissory notes payable--long tem notes due in one year	-	13,000
Accrued interest	-	1,093
Total Current Liabilities	1,640	19,729

Long-Term Liabilities
Accrued interest	-	2,122
Promissory note payable	-	36,500
Total Long-Term Liabilities	-	38,622

Total Liabilities	1,640	58,351

Stockholders' Deficit
Preferred Stock ($0.0001 par value, 20,000,000 shares authorized;
zero shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, ($0.0001 par value, 105,000,000 shares authorized;
40,175,000 and 36,550,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	4,018	3,655
Additional paid-in capital	80,703	850
Deficit accumulated	(86,360)	(62,474)
Total Stockholders' Deficit	(1,639)	(57,969)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$-	$382

The accompanying notes are an integral part of these financial statements

Alpha Investment Inc.
Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenues
Revenues	$12,000	$-	$12,000	$-
Total Revenues	12,000	-	12,000	-

General & Administrative Expenses
Administrative expenses	10,954	2,520	14,186	4,086
Stock compensation for consulting services	14,500		14,500
Professional fees	2,700	2,000	7,200	6,000
Total General & Administrative Expenses	28,154	4,520	35,886	10,086

Loss from Operation	(16,154)	(4,520)	(23,886)	(10,086)

Other Expense
Impairment loss	-	-	-	-
Interest expense		415		754
Total Other Expenses	-	415	-	754

Other Income
Donation from Shareholders	-	-	-	-
Gain on Debt Forgiveness	-	-	-	-
Total Other Income	-	-	-	-

Net Income (Loss)	$(16,154)	$(4,935)	$(23,886)	$(10,840)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	40,135,165	36,550,000	36,730,249	36,550,000

The accompanying notes are an integral part of these financial statements

Alpha Investment Inc.
Statements of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(23,886)	$(10,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation for consulting services	14,500	-
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued liabilities	(3,996)	(136)
Net cash provided by (used in) operating activities	(13,382)	(10,976)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Intangible Assets	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from donation from shreholder	10,000	10,000
Proceed from notes payable - related party	3,000
Net cash provided by (used in) financing activities	13,000	10,000

Net increase (decrease) in cash	(382)	(222)

Cash at beginning of period	382	416

Cash at end of period	$-	$194

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Alpha Investment Inc.
Notes To Condensed Financial Statements (Unaudited)
June 30, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Corporate History

Alpha Investment Inc., formerly GoGo Baby, Inc. (the “Company”) was incorporated on February 22, 2013 under the laws of the State of Delaware to develop, create, manufacture and market, toys for small children which would be designed to attach to car seats and amuse and entertain children during a drive, without distracting the attention of the driver.  The Company, however, encountered significant constraints in raising sufficient capital to fully implement its business plan.

On March 17, 2017, Omega Commercial Finance Corp. purchased all 35,550,000 outstanding “restricted” shares of the Company’s common stock (the “Control Share Sale”) from Malcolm Hargrave (35,000,000 shares), DTH International Corporation (500,000 shares) and Lisa Foster (50,000 shares) for aggregate consideration of $295,000.  The Control Share Sale was consummated in a private transaction pursuant to a common stock purchase agreement entered between Omega and Mr. Hargrave, acting individually and on behalf of the other selling stockholders.  Upon completion of the Control Share Sale, a “Change in Control” of the Company took place and in connection therewith, Mr. Hargrave resigned as our sole director and officer and Omega, as the new majority stockholder of the Company, elected Timothy R. Fussell, Ph.D. as President, Chairman of the Board and a director and Todd C. Buxton, Omega’s Chief Executive Officer, as Chief Executive Officer, Vice Chairman of the Board and a director.

In addition to the foregoing, new management elected to focus the shift in the Company’s business focus to real estate and other commercial lending, which they believed offered better opportunities for shareholder growth.  In connection therewith, on March 30, 2017, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State changing our name from “Gogo Baby, Inc.” to “Alpha Investment Inc.” to better reflect our new business plan.   The name change and a corresponding change in the Company’s OTC markets trading symbol from GGBY to ALPC received approval from FINRA and became effective as of April 19, 2017.

The Company’s activities to date have been limited to activities organizational matters, as well as planning implementation of its proposed business.  The Company’s fiscal year end is December 31.

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2017.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Alpha Investment Inc.
Notes To Condensed Financial Statements (Unaudited)
June 30, 2017

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $86,360 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – RELATED PARTY TRANSACTION

1.  Related Party Loan

	June 30, 2017	December 31, 2016

Long Term Notes Payable-related part	$0	$49,500
Less: Due in one year	0	17,000
Balance	$0	$32,500

Since inception the Company received cash totaling $52,500 from Malcolm Hargrave, the previous director, in the form of a promissory note. The loan is at interest 4%. On March 17, 2017 Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, amounting $ 55,715, due to him from the Company and as of June 30, 2017, the amount due to Malcolm Hargrave was $0.

2. Consulting revenue

On May 1, 2017 the company billed Omega Commercial Finance Corp., the 88.48% shareholder,  $12,000 for consulting services in capital markets activities rendered, such as defining appropriate capital raising mechanisms and types of Offerings to utilize what best benefits the Company’s verticals overall, strategies to implement within the capital markets for growth and increased shareholder value, effective means to create relationships within the CRE sector for target mergers and acquisitions, loan financing requests, distressed commercial real estate portfolios.

Alpha Investment Inc.
Notes To Condensed Financial Statements (Unaudited)
June 30, 2017

NOTE 4 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2017:

•	Common stock, $ 0.0001 par value: 105,000,000 shares authorized; 40,175,000 shares issued and outstanding.

•	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

On March 17, 2017, Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, amounting $ 55,715, due to him from the Company. This was classified as additional paid -in capital.

On March 29, 2017, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $10,000. This was classified as additional paid-in capital.

On June 21, 2017 the company filed an S-8 with the SEC to register an additional 5,000,000 shares of common stock with a par value of $0.0001.

On June 22, 2017 3,625,000 shares of common stock were issued at a value of $0.004 per share to various individuals in exchange for consulting services.

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

As of June 30, 2017 the Company had no cash.  The Company may raise additional capital either through debt or equity. No assurances can be given that such efforts will be successful.

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

(Note 1)  On May 9th, 2017, Alpha Investment Inc. (the “Company”), (OTCPINK: ALPC) announced a resignation of Jon Cummings as Executive Vice President and Board of Director of ALPC.  The resignation was effective May 9, 2017.  The Company is not looking to replace the Executive Vice President position at this present time, but shall consider adding other key positons as the Company continues to grow and evaluate its needs.

Results of Operations

We have generated $12,000 in revenue since inception through June 30, 2017.  From inception date to June 30, 2017 the Company has an accumulated deficit of $86,360.

The following table provides selected financial data about our company for the period from the date of incorporation through June 30, 2017.

Balance Sheet Data:	6/30/2017

Cash	$0
Total assets	$0
Total liabilities	$1,640
Shareholders' equity	$(1,640)

Three Months ended June 30, 2017 and 2016

For the three months ended June 30, 2017 we generated $12,000 in revenues and had $28,154 in general and administrative expenses, resulting in a net loss of $16,154.

For the three months ended June 30, 2016 we generated no revenues and had $4,520 in general and administrative expenses.  We recorded $415 in interest expense, resulting in a net loss of $4,935.

Six Months ended June 30, 2017 and 2016

For the six months ended June 30, 2017 we generated $12,000 in revenues and had $35,886 in general and administrative expenses, resulting in a net loss of $23,886.

For the six months ended June 30, 2016 we generated no revenues and had $10,086 in general and administrative expenses.  We recorded $754 in interest expense, resulting in a net loss of $10,840.

On March 17, 2017, Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, amounting $ 55,715, due to him from the Company. This was classified as additional paid -in capital.

On March 29, 2017, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $10,000. This was classified as additional paid-in capital.

On June 21, 2017 the company filed an S-8 with the SEC to register an additional 5,000,000 shares of common stock with a par value of $0.0001.

On June 22, 2017 3,625,000 shares of common stock were issued at a value of $0.004 per share to various individuals in exchange for consulting services.

Going Concern

Our auditor has issued a going concern opinion of  December 31, 2016 financial statements . This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  Our cash balance at June 30, 2017 was $0. Our cash balance is not sufficient to fund our limited levels of operations without revenues, equity funding or loans from our current officers and directors.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2017 was $0. Our cash balance is not sufficient to fund our limited levels of operations without additional income or loans from our current officers and directors.

Plan of Operation

The Company primarily invests and provides lending capital directly to affiliated lenders through their correspondent platform within the commercial real estate and other related asset backed financing market spaces.  Furthermore, the Company invests in, acquires and manages performing commercial first mortgage loans, subordinate financing, commercial mortgage backed securities and other commercial real estate related debt investments, plus engages in various direct participation equity ownership opportunities.

The Company shall seek to provide lending capital on a Cost-of-funds platform for experienced lenders seeking capital within the commercial real estate sector as well as other related asset backed secured financing market spaces.

The Company shall maintain its ability to underwrite and structure complex transactions and enable the Company to customize creative capital solutions for other lenders, mortgage bankers, borrowers and owners.

The Company’s principal business objective is to make investments in selective target assets to generate attractive risk adjusted returns for its shareholders primarily through capital appreciation and through direct ownership stake investments in other related lenders.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Alpha Investment Inc., Registrant

By /s/ Todd C. Buxton	August 14, 2017
TODD C. BUXTON
Director, Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Principal Executive Officer	August 14, 2017
TODD C. BUXTON	Title	Date

/s/ Todd C. Buxton	Acting Chief Financial Officer	August 14, 2017
TODD C. BUXTON	Title	Date

/s/ Timothy R. Fussell, Ph.D.	President and Chairman of the Board	August 14, 2017
TIMOTHY R. FUSSELL Ph.D.	Title	Date