Form 10-Q
period 2017-06-30
Alpha Investment Inc.
filed 2017-08-15
CIK 1616736

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

Alpha Investment Inc., Registrant

By /s/ Todd C. Buxton	August 15, 2017
TODD C. BUXTON
Director, Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Principal Executive Officer	August 15, 2017
TODD C. BUXTON	Title	Date

/s/ Todd C. Buxton	Acting Chief Financial Officer	August 15, 2017
TODD C. BUXTON	Title	Date

/s/ Timothy R. Fussell, Ph.D.	President and Chairman of the Board	August 15, 2017
TIMOTHY R. FUSSELL Ph.D.	Title	Date