Form 10-Q
period 2017-09-30
Alpha Investment Inc.
filed 2017-11-16
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Commission file number 333-198772

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

200 East Campus View Blvd., Suite 200

Columbus, OH  43235

 (Address of principal executive offices, including zip code.)

(305) 704-3294

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  40,402,667 shares as of November 15, 2017.

ITEM 1.  FINANCIAL STATEMENTS

Alpha Investment Inc

Condensed Balance Sheets

	As of	As of
	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)

Current Assets
Cash and Cash equivalent	$2,761,365	$382
Interest receivable	431	-
Total Current Assets	2,761,796	382

Other Assets
Loan Receivable	625,000	-
Total Other Assets	625,000	-
TOTAL ASSETS	$3,386,796	$382

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$2,860	$5,636
Promissory notes payable--long term notes due in one year	-	13,000
Revenue received in advance	514	-
Accrued interest	-	1,093
Total Current Liabilities	3,374	19,729

Long-Term Liabilities
Accrued interest	-	2,122
Promissory note payable	-	36,500
Total Long-Term Liabilities	-	38,622
Total Liabilities	3,374	58,351

Stockholders' Deficit
Preferred Stock ($0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 40,398,334 and 36,550,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	4,040	3,655
Additional paid-in capital	3,458,260	850
Deficit accumulated	(78,878)	(62,474)
Total Stockholders' Deficit	3,383,422	(57,969)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$3,386,796	$382

The accompanying notes are an integral part of these financial statements

Alpha Investment Inc

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues
Revenues	$431,439	$-	$443,439	$-
Total Revenues	431,439	-	443,439	-

Cost
Service Cost	420,000	-	420,000	-
Total Cost	420,000	-	420,000	-

Gross Profit	11,439	-	23,439	-

General & Administrative Expenses
Administrative expenses	1,757	1,575	15,943	5,661
Professional fees	2,200	2,000	9,400	8,000
Stock compensation for consulting services	-	-	14,500	-
Total General & Administrative Expenses	3,957	3,575	39,843	13,661

Gain (Loss) from Operation	7,482	(3,575)	(16,404)	(13,661)

Other Expense
Interest expense	-	430	-	1,184
Total Other Expenses	-	430	-	1,184

Net Income (Loss)	$7,482	$(4,005)	$(16,404)	$(14,845)

Basic earnings per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	37,012,174	36,550,000	37,904,475	36,550,000

The accompanying notes are an integral part of these financial statements

Alpha Investment Inc

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16,404)	$(14,845)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation for consulting services	14,500
Changes in operating assets and liabilities:
(Increase) in interest receivable	(431)
Increase (Decrease) in accounts payable	(2,776)	1,947
Increase (Decrease) Revenue received in advance	514	1,184
Increase (Decrease) in note payable short term		-
(Increase) in loan receivable	(625,000)	-
Net cash provided by (used in) operating activities	(629,597)	(11,714)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed from notes payable-related party	3,000	11,500
Proceed from shareholders' donation	37,580	-
Proceed from common stock issuance	3,350,000	-
Net cash provided by (used in) financing activities	3,390,580	11,500

Net increase (decrease) in cash	2,760,983	(214)
Cash at beginning of period	382	416
Cash at end of period	2,761,365	202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ALPHA INVESTMENT INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Corporate History

Alpha Investment Inc, formerly GoGo Baby, Inc. (the “Company”) was incorporated on February 22, 2013 under the laws of the State of Delaware to develop, create, manufacture and market, toys for small children which would be designed to attach to car seats and amuse and entertain children during a drive, without distracting the attention of the driver.  The Company, however, encountered significant constraints in raising sufficient capital to fully implement its business plan.

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

Basis of Presentation – Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended December 31, 2016 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2017.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $78,878 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 –RELATED PARTY TRANSACTIONS

1.

Related Party Loan

	September 30, 2017	December31, 2016
Long Term Notes Payable-related part	$0	$49,500
Less: Due in one year	0	17,000
Balance	$0	$32,500

Since inception the Company received cash totaling $52,500 from Malcolm Hargrave, the previous director, in the form of a promissory note. The loan is at interest 4%. On March 17, 2017 Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, amounting $55,715, due to him from the Company and as of September 30, 2017, the amount due to Malcolm Hargrave was $0.

2.

Consulting revenue

On May 1, 2017 the company billed Omega Commercial Finance Corp., the 88.00% shareholder,  $12,000 for consulting services in capital markets activities rendered, such as defining appropriate capital raising mechanisms and types of Offerings to utilize what best benefits the Company’s verticals overall, strategies to implement within the capital markets for growth and increased shareholder value, effective means to create relationships within the CRE sector for target mergers and acquisitions, loan financing requests, distressed commercial real estate portfolios.

3.

Broker fee

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. A broker fee was paid to OmegaIM Group LLC, in the amount of $170,000.

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  A broker fee was paid to OmegaIM Group LLC, in the amount of $250,000.

4.

Donation

On September 28, 2017, Omega Commercial Finance Corp, 88% parent company, made a donation to the company of $25,000. This was classified as additional paid-in capital.

During the quarter ended September 30 2017, Omega Commercial Finance Corp, 88% parent company, paid expenses of $2,580 on behalf of the company, this was made as a donation to the company and classified as additional paid-in capital.

5.

Origination revenue

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. The Company charged origination fees of $180,000 and recorded as revenue.

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. The Company charged origination fees of $250,000 and recorded as revenue.

NOTE 4 – LOAN RECEIVABLE

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The loan will be secured in full by a UCC-1 lien 100% of the outstanding membership units of the Borrower’s Entity as described herein has any interest in for such purpose upon and subject to all covenants, terms, and conditions provided.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of September 30, 2017, no amount had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan.  As of September 30, 2017, the loan receivable balance is $180,000.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The loan which is secured in full by a UCC1 lien on 100% of the outstanding stock shares of the Borrower’s Entity as described herein has any interest in for such purpose upon and subject to all covenants, terms, and conditions provided. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter.  As of September 30, 2017, the amount of $170,000 had been advanced on the loan. The origination fees of $250,000 due to the Company have been added to the balance due on the loan.  As of September 30, 2017, the loan receivable balance is $420,000.  As of September, the borrower paid $1,488 interest.

Non-Binding Memorandum with Diamond Ventures Funds Management LLC

The Company and Diamond Ventures Funds Management LLC (“DVFM”) have executed a non-binding Memorandum of Understanding (“MOU”) in connection with ongoing discussions regarding a Share Exchange & Acquisition of Membership interest into DVFM that will facilitate up to a 40% acquisition of DVFM.  The terms of the exchange are not public at this time.  Upon the signing of the MOU $25,000 was advanced to the Borrower as part of the Business Line of Credit to be established as part of the MOU.  The funds are to be exclusively used for business purposes solely related to accounting and legal fees.

NOTE 5 – STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2017:

•

Common stock, $ 0.0001 par value: 105,000,000 shares authorized; 40,398,334 shares issued and outstanding.

•

Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; no shares issued and outstanding.

On March 17, 2017, Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, amounting $ 55,715, due to him from the Company. This was classified as additional paid -in capital.

On March 29, 2017, shareholders made a donation to the Company of $10,000. This was classified as additional paid-in capital.

On June 21, 2017 the company filed an S-8 with the SEC to register an additional 5,000,000 shares of common stock with a par value of $0.0001.

On June 22, 2017 3,625,000 shares of common stock were issued at a value of $0.004 per share to various individuals in exchange for consulting services.

On September 5, 2017 56,667 shares of common stock were issued at a value of $15.00 per share to one individual in exchange for cash of $850,000.

On September 20, 2017 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  The cash, as of September 30, 2017, is held in an escrow account.

On September 28, 2017, Omega Commercial Finance Corp, 88% parent company, made a donation to the company of $25,000. This was classified as additional paid-in capital.

During the quarter ended September 30 2017, Omega Commercial Finance Corp, 88% parent company, paid expenses of $2,580 on behalf of the company, this was made as a donation to the company and classified as additional paid-in capital.

NOTE 6 – SUBSEQUENT EVENT

On October 21, 2017 4,333 shares of common stock were issued at a value of $15.00 per share to one individual in exchange for cash of $65,000

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Overview

We intend to provide capital directly to affiliated lenders to fund loans through their correspondent platforms and funding to small businesses in the commercial real estate and other asset-backed markets.  We also intend to acquire and manage performing commercial first mortgage loans, subordinate financings, commercial mortgage-backed securities and other commercial real estate-related debt investments, as well as engage in various direct participation equity ownership opportunities.  We expect to offer financing platforms across a broad-spectrum of asset types at all points within an asset’s capital structure.  Alpha Investment plans to leverage on the industry experience, platforms and resources of its principal stockholder, Omega Commercial Finance Corp, a publicly-held Wyoming corporation (“Omega”) and Omega’s affiliates, in order to expedite and facilitate ALPC’s ability to underwrite and structure complex financing transactions and enable the Company to develop and implement customized creative capital solutions for other lenders, mortgage bankers, borrowers, and owners.

Alpha’s capital resources have been limited to date, which has restricted its business activities to organizational matters, as well as planning implementation of its proposed business.  Alpha’s ability to implement that plan will be subject to raising significant capital, primarily from the proceeds of the Direct Offering.

Corporate History

We were incorporated in the State of Delaware on February 22, 2013, to develop, create, manufacture and market, toys for small children which would be designed to attach to car seats and amuse and entertain children during a drive, without distracting the attention of the driver.  The Company, however, encountered significant constraints in raising sufficient capital to fully implement its business plan.

On March 17, 2017, Omega purchased all 35,550,000 outstanding “restricted” shares of the Company’s common stock in the Control Share Sale from Malcolm Hargrave (35,000,000 shares), DTH International Corporation (500,000 shares) and Lisa Foster (50,000 shares) for aggregate consideration of $295,000.  The Control Share Sale was consummated in a private transaction pursuant to a common stock purchase agreement entered between Omega and Mr. Hargrave, acting individually and on behalf of the other selling stockholders.  Upon completion of the Control Share Sale, a “Change in Control” of the Company took place and in connection therewith, Mr. Hargrave resigned as our sole director and officer and Omega, as the new majority stockholder of the Company, elected Timothy R. Fussell, Ph.D. as President, Chairman of the Board and a director and Todd C. Buxton, Omega’s Chief Executive Officer, as Chief Executive Officer, Vice Chairman of the Board and a director.

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

Results of Operations

We have generated $443,439 in revenue since inception through September 30, 2017.  From inception date to September 30, 2017 the Company has an accumulated deficit of $78,878.

The following table provides selected financial data about our company for the period from the date of incorporation through September 30, 2017.

Balance Sheet Data:	9/30/2017
Cash	$2,761,365
Total assets	$3,386,796
Total liabilities	$3,374
Shareholders' equity	$3,383,422

Three Months ended September 30, 2017 and 2016

For the three months ended September 30, 2017 we generated $431,439 in revenues, including $430,000 origination revenue and interest revenue $1,439, $420,000 in service cost, which is loan broker fee and $3,957 in general and administrative expenses, resulting in a net gain of $7,482.

For the three months ended September 30, 2016 we generated no revenues and had $3,575 in general and administrative expenses.  We recorded $430 in interest expense, resulting in a net loss of $4,005.

Nine Months ended September 30, 2017 and 2016

For the nine months ended September 30, 2017 we generated $443,439 in revenues including $12,000 consulting revenue, $430,000 origination revenue and interest revenue $1,439, $420,000 in service cost which is loan broker fee and $39,843 in general and administrative expenses, resulting in a net loss of $16,404.

For the nine months ended September 30, 2016 we generated no revenues and had $13,661 in general and administrative expenses.  We recorded $1,184 in interest expense, resulting in a net loss of $14,845.

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. The loan will be secured in full by a UCC-1 lien 100% of the outstanding membership units of the Borrower’s Entity as described herein has any interest in for such purpose upon and subject to all covenants, terms, and conditions provided.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of September 30, 2017, no amount had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan.  As of September 30, 2017, the loan receivable balance is $180,000.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The loan which is secured in full by a UCC1 lien on 100% of the outstanding stock shares of the Borrower’s Entity as described herein has any interest in for such purpose upon and subject to all covenants, terms, and conditions provided.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter.  As of September 30, 2017, the amount of $170,000 had been advanced on the loan. The origination fees of $250,000 due to the Company have been added to the balance due on the loan.  As of September 30, 2017, the loan receivable balance is $420,000.  As of September, the borrower paid $1,488 interest.

Non-Binding Memorandum with Diamond Ventures Funds Management LLC

The Company and Diamond Ventures Funds Management LLC (“DVFM”) have executed a non-binding Memorandum of Understanding (“MOU”) in connection with ongoing discussions regarding a Share Exchange & Acquisition of Membership interest into DVFM that will facilitate up to a 40% acquisition of DVFM.  The terms of the exchange are not public at this time.  Upon the signing of the MOU $25,000 was advanced to the Borrower as part of the Business Line of Credit to be established as part of the MOU.  The funds are to be exclusively used for business purposes solely related to accounting and legal fees.

Recent issuances of common stock

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

On September 5, 2017 56,667 shares of common stock were issued at a value of $15.00 per share to one individual in exchange for cash of $850,000.

On September 20, 2017 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  The cash, as of September 30, 2017, is held in an escrow account.

On October 21, 2017 4,333 shares of common stock were issued at a value of $15.00 per share to one individual in exchange for cash of $65,000.

We believe that we will require substantial additional capital to fund our planned operations, primarily through a Direct Offering with shares being registered pursuant to a current Registration Statement on Form S-1.

Going Concern

Our auditor has issued a going concern opinion as of September 30, 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional working capital to pay our bills.  Our cash balance at September 30, 2017 was $2,761,364. During September 2017, the Company raised additional funds through the $850,000 Private Offering and the $2,500,000 Private Offering, and as such we believe that we shall require additional capital to fund our planned lending programs, primarily through the Direct Offering.

Liquidity and Capital Resources

Our cash balance at September 30, 2017 was $2,761,365. Our cash balance may not be sufficient to fund our levels of operations without additional income, equity capital or loans from our current officers and directors.

Plan of Operation

Our core objective will be to achieve advantageous yields and consistent interest income on short and medium term loans (“Loans”) by:

—

furnishing capital to our affiliated lenders to make Loans through their correspondent platforms primarily to borrowers such as commercial real estate developers and speculators, business owners, landlords and owners of core assets when traditional financing is unavailable to such borrowers for acquisitions, refinancing of commercial property loans and other asset backed transactions; and

—

making Loans directly to small businesses in the commercial real estate and other asset-backed markets.

Either directly or in conjunction with our affiliated lenders, we plan to consult on various financing programs with an emphasis on Loans secured by commercial real estate, including office buildings, multi-family residences, shopping centers, industrial, and hotels, as well as asset backed Loans secured by account receivables from established companies. Loans may consist of senior debt loans, mezzanine or subordinated loans, preferred equity and other equity participation financing structures, and in the case of specialty financing, for the factoring of receivables secured by a Uniform Commercial Code security interest.

We intend to follow a “conservative lending” profile for the Loans we fund.  Our strategy is to seek low leveraged first lien senior debt mortgage loans and high debt service structured financing programs, as opposed to riskier, less secure, mezzanine or equity positions.

Many times when a company decides to pursue new opportunities, they find that the barriers of entry are often high or unattainable. Typically, this is due to a lack of capital and the proper advisory services and solutions necessary for these companies to achieve their business potential. We have determined to address that need by focusing our business efforts primarily for the purpose of underwriting or investing in Loans and/or specialty financing programs backed or secured by real estate or other types of related assets or equity interests.

Regardless of the type of Loan, our focus is will be earning rates of return that exceed the commensurate level of risk associated with each Loan and specialty financing program. We plan to use our and our affiliated lender’s third-party relationships with seasoned providers to independently assess the value, volatility, and adequacy of the collateral for each Loan we fund, whether through our affiliated lenders or directly, to assure that all Loans made are appropriately collateralized. As part of our assurance procedures, a third party independent asset loan manager will assess the ease of repossessing and disposing of collateral for each loan. We also will ensure that underlying Loans will be adequately insured.  We plan to use only third-party credit and risk assessment firms that utilize standard securitization underwriting protocols and criteria in the credit and risk assessment process, prior to final approval of any Loan.

The Company has the authority to provide our affiliated lenders with capital to or directly fund or invest in a wide variety of Loans, securities, and other real estate related investments, domestic or foreign, of all kinds and descriptions, whether publicly traded or privately placed, including but not limited to common and preferred stocks, bonds and other debt securities, direct ownership interests in real estate, interests in real estate investment funds, Loans of all kind (including the Loans herein), accounts receivable, notes, convertible securities, limited partnership interests, limited liability company interests, mutual fund shares, options, warrants, derivatives, currencies, monetary instruments and cash and cash equivalents. We will not trade in commodities or financial futures.

Business Objectives and Strategy

Our core business objective is to achieve advantageous and consistent rates of return from short and medium term Loans to borrowers when traditional financing is unavailable to such borrowers for acquisitions, refinancing of commercial property loans and other asset backed transactions. We plan to focus on various alternative commercial real estate financings with an emphasis on Loans secured by commercial real estate and also seek to invest in financing of core real estate assets that include office buildings, multi-family residences, shopping centers, and hospitality, plus ground up entitled land developments. The Loans may consist of senior debt loans, mezzanine or subordinated loans, preferred equity and other equity participation financing structures. We intend to follow a “conservative lending” profile for the Loans we fund, which means low loan to value and high debt service cover ratios. Our strategy is to seek Loans that are first lien, senior debt mortgage loans and specialty financing programs, as opposed to riskier, yet much more profitable, and less secure mezzanine or equity positions.

With respect to asset backed Loans, we plan to fund, either through our affiliated lenders or directly, accounts receivable based lines of credit better known as factoring. Factoring assists small to medium sized business owners in resolving their short term working capital needs. This service will be supported by a back office underwriting, due diligence, sales, marketing, servicing, training, and collections provider working either directly with us or with our affiliated lenders. We plan to utilize state of the art software that will allow us to facilitate and organize a seamless stream of completed transactions. Further, we plan to leverage our assets at a multiple of up to 6(x) times that will maximize our capital. We believe that this will position us to create capitalization models that offer us high yielding short term Loans as the result of the ability of this financing product to garner high returns and turnover of the deployed capital that is secured by receivables due from established companies such as a Wall Mart, GM and Best Buy.

Use of Loan Servicers

In carrying out our business strategy, we will likely utilize third-party firms that specialize in Loan origination and servicing (“Servicers”), either directly or through our affiliated lenders.  We intend to perform due diligence on each Servicer which we, directly or indirectly, plan use in the origination and servicing of Loans, in order to evaluate the firm’s experience and expertise in originating and servicing Loans that satisfy our lending and investment criteria.

Use of Other Third-Party Service Providers

We, either directly or through our affiliated lenders, will utilize other third parties to provide various ancillary services, such as such as evaluation and feasibility services, closing and escrow services and fund administration services.

Sale of Participations; Co-Investments and Participations

In the discretion of management, we may sell participation rights in the Loans we originate to other entities.

We may from time to time co-invest and or syndicate participation interest in loans as the administrative agent or buying a participation interest. We plan to only employ this strategy with seasoned well-established organizations in the CRE lending industry such as private trusts, real estate financing institutions, mutual funds, pension funds, investment houses, or hedge funds of fund.  We believe that this will afford the Company with an additional opportunity to participate in well-structured transactions with organizations with proven track records involving originating, underwriting, and servicing.

The Commercial Real Estate Lending Product

Operationally, management believes the market for commercial mortgage loans will offer opportunities for the deployment of capital we raise.  The commercial real estate (CRE) markets have suffered greatly in recent years beginning with the 2008 U.S. financial market crisis, which resulted in a steep and prolonged recession. However, as the lending markets have steadily recovered along with market leaders such as large banks Wells Fargo, JP Morgan Chase, Bank of America and Capital One, believe CRE lending landscape has now stabilized in select Centralized Business Districts known as “CBD’s” and afford extremely attractive opportunities for deploying capital. Thus, we will focus on positioning the Company to seize this opportunity within this market.  We believe that our proposed business model is comparable to that currently being used by some of the top-level commercial real estate lender industry professionals. However, to compete and succeed within this industry, we, in conjunction with our affiliated lenders and building on the work of leaders in this market sector, have vetted and designed what we believe to be proprietary pricing and lending model for the commercial real estate finance debt and equity market.  We believe that this lending model and strategic positioning will enable us, working together with our affiliated lenders, to successfully compete.

Key Operational Highlights – CRE Loans

•

The overall core property commercial real estate (“CRE”) lending market is vast and global pushing well above a trillion dollars so we believe there are significant business opportunities that will afford the Company continued growth.

•

We expect that our lending model will allow for smaller increments of loans designed for quicker closings to permit investors to monitor development of the ongoing balance sheet and enable us to more rapidly achieve milestones.

•

Trepp.com a CMBS research firm, estimates the current size of the CMBS loan market at approximately $680 billion with $10.0 billion of underlying mortgages maturing between now and 2018.

•

We plan to retain or use seasoned commercial real estate securitization in-house and independent specialists retained by our affiliated lenders to coordinate our loan underwriting model centered on mitigating loan-loss risks and to perform all other related and required third party due diligence.

•

Since the securitization industry has standardized the underwriting criteria, we anticipate that it will allow for each third - party service provider we use to integrate and exchange information effectively and efficiently.

•

We believe that we will have low cost and prudent leverage available to us to fund Loans originated or made either through our affiliated lenders or directly.

•

We intend to utilize our own internal industry knowledge as well as our affiliated lenders’ significant loan origination, structuring, and closing experience to serve our needs to generate revenues.

•

Our strategy has been developed with the input of experienced industry veterans.

The Commercial Real Estate Market Forecast

According to Trepp Inc, a leading commercial real estate research firm,  there was no ‘Mayday call’ signaled by the CMBS market in May, as a number of factors – namely a large chunk of resolved maturities, lower delinquency rate, and heightened volume of new issuance – led to a pleasant month. As we near the halfway point of 2017, the monthly volumes of maturing loans will gradually begin to shrink. However, June represents the largest monthly total for the rest of the year as nearly $10 billion in CMBS needs to be refinanced. Also Based on a May 2017 snapshot, more than $266.6 billion in CMBS loans have been paid off in any manner since January 2015, including disposals with losses. Those disposed loans were written off with cumulative losses of more than $10.5 billion at an average loss in the 12-month period between June 2016 and May 2017, $122.5 billion in securitized mortgage debt was liquidated, 8.30% of which incurred losses at resolution.  Those loans that were disposed with losses were written down at an average severity of 41.65%.  Based on underwritten maturity dates for loans that were scheduled to pay off during this time frame, 12,346 loans totaling $32.58 billion are still outstanding. For the month of May, a little more than $7.8 billion in maturing CMBS loans were resolved.

Loan Production Relationships

Our affiliated lenders and we have strategically aligned ourselves with top commercial real estate mortgage bankers nationwide with the goal of utilizing their production networks.  We have focused on firms that have experienced loan origination back office staff to ensure our CRE Loan services will be appropriately and professionally being marketed. Also, management has a proprietary database of 50 to 100 mortgage bankers to market their CRE Loan products to and generate Loan production internally for consistent deal flow.  In addition, we believe that as our operations expand, we always have the opportunity to establish and retain an in-house sales team.

Key Operational Highlights – Asset-Backed Financing

Our asset-backed lending operations will be based on the premise that business does not always go as planned; therefore we will work with clients to get them realigned financially with viable solutions for optimum profitability. Key among the services provided through this division, is a line of factoring products.

Our main product will be advance factoring, which enables clients to turn accounts receivable into cash-on-hand with secured working capital loans. Accounts receivable, inventory or other assets such as real estate, equipment and intellectual property will secure the factoring division’s working capital Loans. Advance rates are determined based on analysis of appropriate metrics for each collateral class (e.g. accounts receivable dilution, assessed value of tangible assets).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

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

Alpha Investment Inc., Registrant

By /s/ TODD C. BUXTON	November 16, 2017

TODD C. BUXTON
Director, Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Principal Executive Officer	11/16/17
TODD C. BUXTON	Title	Date

/s/ Todd C. Buxton	Acting Chief Financial Officer	11/16/17
TODD C. BUXTON	Title	Date

/s/ Timothy R. Fussell, Ph.D.	President and Chairman of the Board	11/16/17
TIMOTHY R. FUSSELL Ph.D	Title	Date