Form 10-K/A
period 2016-12-31
Alpha Investment Inc.
filed 2018-01-03
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1 TO FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 333-198772

Alpha Investment Inc. F/K/A Gogo Baby, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0998139
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 East Campus View Blvd., Suite 200

Columbus, OH  43235

(Address of Principal Executive Offices, Zip Code & Telephone Number)

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

GOGO BABY, INC.

TABLE OF CONTENTS

EXPLANATORY NOTE

The purpose of this Form 10-K/A, Amendment No. 1 to Annual Report on Form 10-K is to give effect to certain comments received from the Staff of the Securities and Exchange Commission with respect to the report.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is presently no public market for our common stock and there has never been a market for our common stock. We anticipate applying for quotation of our common stock on the OTCQX or the OTCQB tiers of the over-the-counter market operated by OTC Markets Group, Inc. as soon as practicable. However, we cannot assure you that our shares will be quoted on any tier of the over-the-counter market operated by OTC Markets Group, Inc. or, if quoted, that a public market will develop and if developed, be liquid and be sustained.

Holders

As of March 10, 2017, we had 36,550,000 shares of common stock issued and outstanding and  shareholders of record of our common stock.

Dividends

The payment by us of dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.  We have not paid any dividends since our inception and we do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	0 shares	n/a	0 shares
Equity compensation plans not approved by security holders	0 shares	n/a	0 shares
Total	0 shares	n/a	0 shares

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

Balance Sheet Data :	12/31/2016	12/31/2015

Cash	$382	$416
Total assets	$382	$421
Total liabilities	$58,351	$39,081
Shareholders' deficit	$(57,969)	$(38,660)

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

Item 8. Financial Statements

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gogo Baby, Inc .

We have audited the accompanying balance sheets of Gogo Baby , Inc . (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gogo Baby, Inc. as of December 31, 2016 and 2015, and the result of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

March 16, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

GoGo Baby, Inc.

Balance Sheets

	As of	As of
	December 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash	$382	$416
Total Current Assets	382	416

Other Assets
Intangible Assets, net	-	5
Total Other Assets	-	5

TOTAL ASSETS	$382	$421

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$5,636	$5,562
Promissory notes payable--long term notes due in one year	13,000	15,000
Accrued interest	1,093	1,111
Total Current Liabilities	19,729	21,673

Long-Term Liabilities
Accrued interest	2,122	408
Promissory note payable	36,500	17,000
Total Long-Term Liabilities	38,622	17,408

Total Liabilities	58,351	39,081

Stockholders' Deficit
Preferred Stock ($0.0001 par value, 20,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2016 and December 31, 2015	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized; 36,550,000 and 36,550,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	3,655	3,655
Additional paid-in capital	850	850
Deficit accumulated	(62,474)	(43,165)
Total Stockholders' Deficit	(57,969)	(38,660)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$382	$421

The accompanying notes are an integral part of these financial statements

GoGo Baby, Inc.

Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2016	2015
Revenues
Revenues	$-	$-
Total Revenues	-	-

General & Administrative Expenses
Administrative expenses	7,608	11,491
Professional fees	10,000	10,500
Total General & Administrative Expenses	17,608	21,991

Loss from Operation	(17,608)	(21,991)

Other Expense
Impairment loss	5	-
Interest expense	1,696	1,168
Total Other Expenses	1,701	1,168

Net Income (Loss)	$(19,309)	$(23,159)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	36,550,000	36,550,000

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

Recently Issued Accounting Pronouncements (continued)

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

The Company is subject to United States federal and state income taxes at an approximate rate of 34%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2016	2015

Accumulated loss before income taxes per financial statements	$62,474	$43,165
Income tax rate	34	34
Income tax recovery	(21,241)	(14,676)
Permanent differences	-	-
Temporary differences	-	-
Valuation allowance change	21,241	14,676
Provision for income taxes	-	-

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

Inadequate Segregation of Duties : We have an inadequate number of personnel to properly implement control procedures.

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

ALPHA INVESTMENT INC. F/K/A GOGO BABY, INC.

By	/s/ TODD C. BUXTON	January 3, 2018
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Off

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	January 3, 2018
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	January 3, 2018
TIMOTHY R. FUSSELL Ph.D	Title	Date