Form 10-K/A
period 2016-12-31
Alpha Investment Inc.
filed 2018-02-15
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 2 TO FORM 10-K

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

GOGO BABY, INC.

TABLE OF CONTENTS

EXPLANATORY NOTE

The purpose of this Form 10-K/A, Amendment No. 2 to Annual Report on Form 10-K is to give effect to certain comments received from the Staff of the Securities and Exchange Commission with respect to the report.

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

Based on this evaluation of our internal controls, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level in that:

•

We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transaction s, the custody of assets and the recording of transactions should be performed by separate individuals. Our president evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ALPHA INVESTMENT INC. F/K/A GOGO BABY, INC.

By	/s/ TODD C. BUXTON	February 15, 2018
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Off

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	February 15, 2018
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	February 15, 2018
TIMOTHY R. FUSSELL Ph.D	Title	Date