Form 10-K
period 2017-12-31
Alpha Investment Inc.
filed 2018-04-05
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of March 31, 2018, the registrant had 40,406,000 shares of common stock issued and outstanding.  No market value has been computed based upon the fact that no active trading market had been established.

ALPHA INVESTMENT INC

TABLE OF CONTENTS

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

Item 1. Business

Overview

We intend to provide capital directly to borrowers seeking financing for commercial real estate properties either for refinancing or acquisitions.   These loans will encompass originating performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt.  Notwithstanding the foregoing, we intend to operate our business so that we do not become subject to the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, we do not plan to primarily engage in the business of investing, reinvesting or trading in securities and we do not plan to acquire investment securities (such as the above-referenced commercial mortgage-backed securities) having a value exceeding 40% of the value of the Company’s total assets.

We expect to offer financing across a broad-spectrum of asset backed and commercial real asset type collateral at all points within an asset’s capital property type such as office, retail, industrial, multi-family, and hospitality.  Alpha Investment will coordinate its lending initiatives with outside commercial real estate loan brokers, which have access to commercial real estate owners seeking financing or refinancing opportunities, and with loan origination firms that have Borrowers seeking loans. This will enable ALPC to broaden its access to new Borrowers and to develop and implement financing solutions for these other lenders, mortgage bankers, borrowers, and owners. In the event the Company uses 3rd party loan origination services and underwriters, the Company will cover these costs in accordance with industry standard fees.

Furthermore, Omega Commercial Finance Corporation, a publicly-held Wyoming corporation (“Omega”) can introduce financing transactions to the Company to develop and implement a Borrowers customized financing solutions. As a publicly-held financial services holding company Omega is the owner of an umbrella of diversified financial service related companies.  As a holding company, Omega does not directly produce goods or services; rather Omega accomplishes these goals, seeks to generate revenue and realize shareholder value by acting as an umbrella holding company to a portfolio of various operating commercial real estate and capital market subsidiaries companies.

Alpha Investment’s capital resources have been limited to date, which has restricted its business activities to organizational matters, as well as planning implementation of its proposed business.  Alpha Investment’s ability to implement that plan will be subject to raising significant capital, primarily from the proceeds of the Direct Offering.

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

On March 17, 2017, Omega purchased 35,550,000 outstanding shares of the Company’s common stock in the Control Share Sale from Malcolm Hargrave (35,000,000 shares), DTH International Corporation (500,000 shares) and Lisa Foster (50,000 shares) for aggregate consideration of $295,000.  The Control Share Sale was consummated in a private transaction pursuant to a common stock purchase agreement entered between Omega and Mr. Hargrave, acting individually and on behalf of the other selling stockholders.  Upon completion of the Control Share Sale, a “Change in Control” of the Company took place and in connection therewith, Mr. Hargrave resigned as our sole director and officer and Omega, as the new majority stockholder of the Company, elected Timothy R. Fussell, Ph.D. as President, Chairman of the Board and a director and Todd C. Buxton, Omega’s Chief Executive Officer, as Chief Executive Officer, Vice Chairman of the Board and a director.

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

Plan of Operations

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

With respect to asset backed Loans, we plan to fund, either through our affiliated lenders or directly, accounts receivable based lines of credit better known as factoring. Factoring assists small to medium sized business owners in resolving their short term working capital needs. This service will be supported by a back-office underwriting, due diligence, sales, marketing, servicing, training, and collections provider working either directly with us or with our affiliated lenders. We plan to utilize state of the art software that will allow us to facilitate and organize a seamless stream of completed transactions. Further, we plan to leverage our assets at a multiple of up to 6(x) times that will maximize our capital. We believe that this will position us to create capitalization models that offer us high yielding short term Loans as the result of the ability of this financing product to garner high returns and turnover of the deployed capital that is secured by receivables due from established companies such as a Wall Mart, GM and Best Buy,

Use of Loan Servicers

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

The Commercial Real Estate Lending Product

Operationally, management believes the market for commercial mortgage loans will offer opportunities for the deployment of capital we raise.  The commercial real estate (CRE) markets have suffered greatly in recent years beginning with the 2008 U.S. financial market crisis, which resulted in a steep and prolonged recession. However, as the lending markets have steadily recovered along with market leaders such as large banks Wells Fargo, JP Morgan Chase, Bank of America and Capital One, believe CRE lending landscape has now stabilized in select Centralized Business Districts known as “ CBD’s ” and afford extremely attractive opportunities for deploying capital. Thus, we will focus on positioning the Company to seize this opportunity within this market.  We believe that our proposed business model is comparable to that currently being used by some of the top-level commercial real estate lender industry professionals. However, to compete and succeed within this industry, we, plan to work with our correspondent lenders in developing a proprietary pricing and lending model for the commercial real estate finance debt and equity market.  If we are able to do so, as to which no assurance can be given, we believe that we will have a strategic advantage to compete in the market.

Key Operational Highlights – CRE Loans

●

The overall core property commercial real estate (“CRE”) lending market is vast and global pushing well above a trillion dollars so we believe there are significant business opportunities that will afford the Company continued growth.

●

We expect that our lending model will allow for smaller increments of loans designed for quicker closings to permit investors to monitor development of the ongoing balance sheet and enable us to more rapidly achieve milestones.

●

Trepp.com a CMBS research firm, estimates the current size of the CMBS loan market at approximately $680 billion with $10.0 billion of underlying mortgages maturing in the near term.

●

We plan to retain or use seasoned commercial real estate securitization in-house and independent specialists retained by our affiliated lenders to coordinate our loan underwriting model centered on mitigating loan-loss risks and to perform all other related and required third party due diligence.

●

Since the securitization industry has standardized the underwriting criteria, we anticipate that it will allow for each third - party service provider we use to integrate and exchange information effectively and efficiently.

●

We believe that we will have low cost and prudent leverage available to us to fund loans originated or made either through our affiliated lenders or directly.

●

We intend to utilize our own internal industry knowledge as well as our affiliated lenders’ significant loan origination, structuring, and closing experience to serve our needs to generate revenues.

●

Our strategy has been developed with the input of experienced industry veterans.

The Commercial Real Estate Market Forecast

•

Capital Markets: The next three years will likely see cap rates flat at best or rising, which we expect will outstrip property income growth. The economy’s performance over the period will determine whether commercial real estate values continue to rise mildly, remain relatively flat or decline mildly or moderately.

•

Office: U.S. office market growth should continue in 2018, but at a slower pace, due to higher completions and the tight labor market’s impact on tenant demand.

•

Occupier: Labor remains the primary challenge facing corporations. Even as they lower their space requirements, many occupiers are reinventing or adapting their workplace standards to meet employee demand for amenity-focused, flexible, technology-driven work environments.

•

Industrial & Logistics: Although we are well along in the economic cycle, in the e-commerce/omnichannel cycle we are not, so demand for high-quality, well-located industrial real estate should not wane anytime soon. In most markets, a lack of quality space options is challenging those seeking to expand their supply chains.

•

Retail: Changing demographics, consumer expectations and omnichannel retailing will continue to reshape retail and its real estate environment in 2018. The consumer trend toward off-price and discount retail will continue, with mid-range retailers seeking new ways to limit share losses to lower-priced players.

•

Multifamily: Developers are poised to register the second-highest annual completions count of this cycle in 2018, down by 9.2% from 2017’s cycle peak. Because apartment starts began to slow in 2017, the multifamily market will get a reprieve from new supply by late 2018 and throughout 2019.

•

Hotel: Forecasts for continued U.S. economic expansion portend a favorable year ahead for the U.S. lodging industry, with forecasts of income and employment growth—coupled with slowing supply growth— promising increased demand for hotels.

•

Data Centers: The U.S. wholesale data center market continues to thrive, with sustained record-setting absorption levels for the past three years. Transformation and flexibility are the key themes in the multi-tenant data center space in 2018.

•

Life Sciences: The greater health care needs of an aging population and quickening advancement in software and computing power have prompted strong biotech employment growth, with demand surges in most major markets and double-digit rent growth in some. But with the unsustainable rise in health care costs, the industry is under pressure to identify new, more effective, less costly solutions.

•

Medical Office: The direction of health care policy and payment mechanisms may remain uncertain, but rapid growth in the older population will remain a significant tailwind for medical-office demand in the years ahead.

•

Seniors Housing: The seniors housing market improved modestly in 2017 and is set to improve further in 2018, largely due to lower construction levels. For the most part, the traditional segments of seniors housing—independent living, assisted living, memory care and nursing care—are not yet benefiting from baby boomer demand.

Loan Production Strategy

We have access to a database of top commercial real estate mortgage bankers nationwide through organizations such as Strategic Alliance Mortgage, LLC (“ SAM ”), which is a company comprised of the top independently owned commercial real estate investment banking firms located throughout the United States. Through SAM. firms utilizes their shared national knowledge to execute superior capital market solutions for developers, commercial real estate investors, investment management firms, asset management firms, real estate investment trusts and private real estate equity firms with the goal of utilizing their production networks.  We have focused on firms that have experienced loan origination back office staff to ensure our CRE Loan services will be appropriately and professionally being marketed. Also, management has a proprietary database of 50 to 100 mortgage bankers to market their CRE Loan products to and generate Loan production internally for consistent deal flow.  In addition, we believe that as our operations expand, we always have the opportunity to establish and retain an in-house sales team.)

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

Competition

A number of much larger proven commercial real estate lenders such as JP Morgan Chase, Bank of America, Goldman, Apollo Commercial Real Estate, and RAIT currently have established operations with large balance sheets and back office staff. However, we are a non-banking institution and are not regulated like the larger banks or typical CMBS lender in that we are not “pigeon holed” into immediately securitizing our assets. Rather we elect to use the standardized securitization underwriting characteristics to originate loans, consequently to mitigate liquidly-risk (i.e. recapitalization) with the ability to hold these loans on the un-tainted balance sheet in order to garner stable income to yield strong growth and market share.  However, as most of these lenders have far longer operating histories and significantly larger financial resources than we do, there can be no assurance given that we can effectively compete.

Employees

We currently have no employees other than our executive officers.  As noted above, we intend to rely on third parties retained by us and our affiliated lenders and third parties retained by them for services in areas such as loan origination and production, credit analysis, underwriting, due diligence, and loan servicing.  As our operations grow, we may elect to bring certain, if not all of these services in house.

Legal Proceedings

Currently there are no legal proceedings pending or threatened against us.  However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business, results of operations, financial condition and business prospects.

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

Item 1A. Risk Factors

Risks Related to Our Business

We have a limited operating history upon which an evaluation of our prospects can be made.

Alpha Investment was incorporated on February 22, 2013 under the name GoGo Baby, Inc. to develop, create, manufacture and market, toys for small children which would be designed to attach to car seats and amuse and entertain children during a drive, without distracting the attention of the driver.  The Company, however, encountered significant constraints in raising sufficient capital to fully implement such business plan.  The Company only shifted its business focus to commercial estate and other asset-based lending activities upon completion of the Control Share Acquisition on March 17, 2017.  To date, the Company has realized only minimal revenues therefrom and has no operating history in its present line of business upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the implementation of our new business plan.  Further, we cannot guarantee that we will be successful in realizing revenues from our new line of business or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any Shares you purchase.

We have a history of losses and we require additional capital to execute our business plan.

As of the date of this annual report, we have not yet achieved profitable operations.  We will require additional funds through the receipt of conventional sources of capital or through future sales of our Shares, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. These actions will result in dilution of the ownership interests of existing stockholders and may further dilute our book value, and that dilution may be material.

The audit report we received with respect to our year-end 2017 consolidated financial statements contains an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a “going concern.”

The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $649,380 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Any loans we make, whether through our affiliated lenders’ correspondent platforms or directly, may be highly illiquid therefore we may not be able to liquidate such investments in a timely manner.

Any loans we make, whether through our affiliated lenders’ correspondent platforms or directly, may be highly illiquid with no established market, and there can be no assurance that we will be able to liquidate such investments in a timely manner.  Although loans and other investments we seek to make may generate current income, the return of capital and the realization of gains, if any, from such investments generally will occur only upon the partial or complete realization or disposition of such loan or investment.

Any Loans that are believed to fall under our commercial real estate propriety lending model can fail at any time if the following criteria is not properly vetted by ALPC. This covers the following four areas of our lending risk:

•

Conservative Lending Platform . These conservative lending parameters often referred to as “A” Paper inherently contain the least amount of risk in that it undergoes very conservative underwriting and offers the lowest rates of returns.

•

Alt-A Loans . These loans offer a bit more leeway than “A” Paper loans such as slightly higher loan amounts compared to the value of the property and garner slightly higher interest rates from the borrower as compared to the “A” Paper Loans.

•

Bridge Loans . Commercial bridge loans are a flexible loan arrangement intended to provide short term financing until an exit strategy, such as a refinance or sale can be executed. These loans also garner higher interest rates.

•

Hard Money Loans . A hard money loan is primarily secured and underwritten by the commercial real estate asset itself and not primarily as much on the borrower. These types of loans bring in higher rates than most other lending categories.

Loans made by us may become uncollectible and large amounts of uncollectible debt may materially affect our performance.

The loans made by may be highly illiquid and involve substantial risks.  Many, and possibly all, of the loans will not be personally guaranteed. We will attempt to use information to help eliminate uncollectible debt resulting from bankruptcy, but no assurance can be made that we will be able to do so. If our debt portfolio contains a large portion of uncollectible debt, our performance may be negatively affected. In addition, if any borrower defaults on a loan, we may be required to expend monies in connection with foreclosure proceedings and other remedial actions which could adversely affect our performance. Certain loans may be affected negatively by economic, political, interest rate and other risks, any of which could result in an adverse change in the value of the asset that is used as collateral for the loan.

We intend to use leverage as part of our investment strategy which may substantially increase our risk of loss.

We have anticipated that certain loans will be originated or purchased using leverage available to us, thus increasing both net returns as well as risk.  Although the use of leverage as part of our investment strategy may enhance returns and increase the number of investments that can be made, it may also substantially increase our risk of loss.

Our investment strategy is dependent upon servicers to originate and administer loans; failure of our or our affiliated lenders’ servicers to originate loans in sufficient quantity and quality may cause us to fail to effectively implement our investment strategy.

We will be largely dependent upon servicers (i.e., third-party firms that specialize in loan origination and servicing) to originate and administer loans in our portfolio. Should our and our affiliated lenders’ servicers fail to originate the loans in sufficient quantity and quality, we will be unable to effectively implement our investment strategy. Should such servicers fail to properly administer and service loans, including monitoring borrower’s compliance with the terms of the relevant loan documents, collecting and forwarding loan payments to us, and adequately pursuing and protecting our rights under the loan documents, any such failure could have a material adverse effect on us and our investment operations. In addition, should any servicer default on its guaranty, if any, of a borrower’s obligation to repay a loan, such default could significantly harm our business, results of operations, financial condition and prospects.

In addition to servicers, we and our affiliated lenders may retain mortgage brokers to introduce loans to us that satisfy our investment criteria, and pay commissions to such mortgage brokers based on the value of such loans. Some of these mortgage brokers may be deemed to be affiliates of management. We believe that all commissions payable to such persons or other affiliates of management will be reasonable and consistent with industry standards.

We may appraise loans at a value that is materially different from the value ultimately realized.

We intend to make and value loans, in part, on the basis of information and data gathered from independent appraisal professionals. Although we expect to evaluate all such information and data and may seek independent corroboration when appropriate and reasonably available, we are not in a position to confirm the completeness, genuineness or accuracy of such information and data, and in some cases, complete and accurate information may not be available. It is possible that the appraised value of a loan may differ materially from the actual value ultimately realized by us with respect to such loan.

Our loan portfolio may be concentrated which could lead to increased risk.

It is possible that the portfolio of loans we make or any loan portfolio we may acquire will likely be concentrated in a limited number of loan investments.  Thus, our stockholders may have limited diversification.  In addition, if we make an investment in a single transaction with the intent of refinancing or selling a portion of the investment, there is a risk that we will be unable to successfully complete such a financing or sale. This could lead to increased risk as a result of having an unintended long-term investment and reduced diversification.

We intend to make collateralized real estate loans which will subject us to various risks associated with the real estate industry.

We intend to make loans collateralized by real estate. Therefore, an investment in us may be subject to certain risks associated with the real estate industry in general. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; limitations on and variations in rents; and changes in interest rates. To the extent that our investments, or the assets of underlying or collateralizing our investments, are concentrated geographically, by property type or in certain other respects, we may be subject to the foregoing risks to a greater extent.

If third parties default or enter bankruptcy, we could suffer losses.

We may engage in transactions in securities and financial instruments that involve counterparties. Under certain conditions, we could suffer losses if counterparty to a transaction were to default or if the market for certain securities and/or financial instruments were to become illiquid. In addition, we could suffer losses if there were a default or bankruptcy by certain other third parties, including brokerage firms and banks with which we do business, or to which securities have been entrusted for custodial purposes.

We may make loans or purchase investments in foreign countries which may lead to additional risks not inherent to domestic lending.

We may make loans or purchase investments in foreign countries, some of which may prove to be unstable. As with any investment in a foreign country, there exists the risk of adverse political developments, including nationalization, acts of war or terrorism, and confiscation without fair compensation. Furthermore, any fluctuation in currency exchange rates will affect the value of investments in foreign securities or other assets and any restrictions imposed to prevent capital flight may make it difficult or impossible to exchange or repatriate foreign currency. In addition, laws and regulations of foreign countries may impose restrictions or approvals that would not exist in the United States and may require financing and structuring alternatives that differ significantly from those customarily used in the United States. Foreign countries also may impose taxes on us. We will analyze risks in the applicable foreign countries before making such investments, but no assurance can be given that a political or economic climate, or particular legal or regulatory risks, might not adversely affect our investments.

We currently rely on our executive officers and the loss of either of their services could have an adverse effect on the Company.

Until we further build up our management infrastructure, our success depends in large part upon the services of our officers, Todd C. Buxton, our CEO and Timothy R. Fussell, Ph.D., our President.  The loss of either of their services would currently have a material adverse effect on Alpha Investment.  We are not party to an employment agreement with our either of our executive officers and do not anticipate having key man insurance in place on them in the foreseeable future. Moreover, our CEO also serves as CEO of Omega.  While we do not believe that such position will materially interfere with his duties at Alpha Investment or pose any conflict of interest, there can be no assurance given in this regard.

If we are unable to attract and retain additional personnel in the commercial lending field, our ability to compete will be harmed.

Attracting and retaining qualified personnel in the commercial lending field will be critical to our success, and competition for qualified personnel is intense. We may not be able to attract and retain such personnel on acceptable terms given the competition for such personnel.  The inability to attract and retain qualified personnel could harm our business and our ability to compete.

We will face significant competition and if we are unable to effectively compete, our business, results of operations, financial condition and prospects may be seriously harmed.

The commercial lending field is highly competitive and we will face significant competition from other lenders, including banks, insurance companies and other lenders, many of which have significantly longer operating histories and financial resources than does Alpha Investment.  We believe that we will be able to effectively compete based on our ability to leverage on the industry experience, platforms and resources of Omega and its affiliates, in order to expedite and facilitate our ability to underwrite and structure complex financing transactions and enable Alpha Investment to develop and implement customized creative capital solutions for other lenders, mortgage bankers, borrowers, and owners.  However, there can be no assurance given that we can successfully do so and if we are unable to effectively compete, our business, results of operations, financial condition and prospects may be seriously harmed.

If the investor in the $2,500,000 Private Offering exercises its right to cause the Company to repurchase the Shares subscribed for, our financial condition may be harmed.

On September 20, 2017, we consummated the sale of 166,667 Shares to a single accredited investor for $2,500,000 or $15.00 per Share in the $2,500,000 Private Offering. At closing, the aggregate gross proceeds of $2,500,000 were deposited in the escrow account of the Escrow Agent, purchaser’s counsel.  Pursuant to the terms of the $2,500,000 Private Offering, the purchaser has the right, exercisable through through April 2018 with the most recent extension, to cause the company to repurchase the Shares at the purchase price paid.  If the purchaser exercises that right, the proceeds from the $2,500,000 Private Offering will not be released to the Company and accordingly our financial condition and business operations may be harmed.

Risks Related to the Company’s Relationship with its Directors, Officers and Principal Stockholder

The Company does not have a policy that expressly prohibits its directors, officers and principal stockholders or their respective affiliates from engaging in their own commercial real estate lines of credit and or in business activities common with those conducted by the Company.

The Company does not have a policy that expressly prohibits its directors, officers, principal stockholders or their respective affiliates from engaging for their own account in business activities of the types conducted by the Company. The Company’s code of business conduct and ethics contains a conflict of interest policy that prohibits its directors and executive officers, or whoever provides services to the Company, from engaging in any transaction that involves an actual conflict of interest with the Company, provided, however, that once the Company adds independent directors to its board, any such conflict may by a majority vote of independent directors.

ALPC, as a company, has limited experience in commercial lending and accordingly, will be dependent in significant part on its principal stockholder, Omega and its affiliates to generate loans through their net work of commercial real estate professionals.

ALPC, as a company, has limited experience in commercial lending and accordingly, will be dependent in significant part on its principal stockholder, Omega and its affiliates to generate loan referrals for their correspondent platforms.  In addition, Omega If Omega and its affiliates are not able to do so, if their business is harmed for any reason or if there is an adverse development in the relationship between Alpha Investment and the lender financing program, our business, results of operations, financial condition and prospects may be seriously harmed

There are various conflicts of interest in the Company’s relationships involving its directors and officers, which could result in decisions that are not in the best interest of the Company’s stockholders. The ability of the directors and its officers and employees to engage in other business activities may reduce the time the director and officers spend managing the Company’s business.

The Company is subject to conflicts of interest arising out of its relationship with directors and officers. The Company has and may enter commercial real estate lines of credit with its directors and officers.  The Company has invested in and may in the future invest in, or acquire, certain investments through CRE lines of credit with its directors and officers.  In addition, our Chief Executive Officer occupies a similar position with Omega, our principal stockholder. There can be no assurance that any procedural protections will be sufficient to assure that these transactions will be made on terms that will be at least as favorable to the Company as those that would have been obtained in an arm’s length transaction.

The Company currently has a total of $8,600,000 outstanding in unsecured commercial real estate lines of credit executed with Partners South Holdings LLC and Partners South Corporation, both of which are owned by the Chairman of the Company.

The Company currently has a total of $8,600,000 outstanding in unsecured commercial real estate lines of credit executed with Partners South Holdings LLC and Partners South Corporation, both of which are owned by the Chairman of the Company.  The occurrence of a default under any of the lines of credit would have a material adverse effect on our business, financial condition and results of operations, including, among other matters, an adverse effect on our ability to raise additional capital in the Direct Offering contemplated hereby.

The Company's business may be adversely affected if its reputation, the reputation of its directors, officers or principal stockholder or the reputation of counterparties with whom the Company associates, is harmed.

The Company may be harmed by reputational issues and adverse publicity associated with the Company, or its directors, officers or principal stockholder. Issues could include real or perceived legal or regulatory violations or could be the result of a failure in performance, risk-management, governance, technology or operations, or claims related to employee misconduct, conflict of interests, ethical issues or failure to protect private information, among others. Similarly, market rumors and actual or perceived association with counterparties whose own reputation is under question could harm the Company's business. Such reputational issues may depress the market price of the Company's capital stock or have a negative effect on the Company's ability to attract counterparties for its transactions, or otherwise adversely affect the Company.

Risks Related to Our Status as a Public Company

We are and will continue to be subject to the periodic reporting requirements of the Exchange Act that require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm is required to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel has to review and assist in the preparation of such reports.  The future costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Shares, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public and we have identified material weaknesses in our internal controls and concluded that our internal controls are not effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  Effective internal controls, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Based on the most recent evaluation of our internal controls as of December 31, 2017, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level in that:

●

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

●

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our Chief Executive Officer evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

We rely on outside consultants and accountants to ensure compliance with US GAAP and SEC disclosure requirements.

The Jobs Act has reduced the information that the Company is required to disclose.

Under the Jobs Act, the information that the Company will be required to disclose has been reduced in a number of ways.

As a company that had gross revenues of less than $1 billion during the Company’s last fiscal year, the Company is an “emerging growth company,” as defined in the Jobs Act (an “EGC”). The Company will retain that status until the earliest of (a) the last day of the fiscal year which the Company has total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act; (c) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which the Company is deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

●

The Company is excluded from Section 404(b) of Sarbanes-Oxley Act (“Sarbanes-Oxley”), which otherwise would have required the Company’s auditors to attest to and report on the Company’s internal control over financial reporting. The Jobs Act also amended Section 103(a)(3) of Sarbanes-Oxley to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor’s report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC; and (ii) any other future rules adopted by the PCAOB will not apply to the Company’s audits unless the SEC determines otherwise.

●

The Jobs Act amended Section 7(a) of the Securities Act to provide that the Company need not present more than two years of audited financial statements in an initial public offering registration statement and in any other registration statement, need not present selected financial data pursuant to Item 301 of Regulation S-K for any period prior to the earliest audited period presented in connection with such initial public offering. In addition, the Company is not required to comply with any new or revised financial accounting standard until such date as a private company (i.e., a company that is not an “issuer” as defined by Section 2(a) of Sarbanes-Oxley) is required to comply with such new or revised accounting standard. Corresponding changes have been made to the Exchange Act, which relates to periodic reporting requirements, which would be applicable if the Company were required to comply with them.

●

As long as the Company is an EGC, the Company may comply with Item 402 of Regulation S-K, which requires extensive quantitative and qualitative disclosure regarding executive compensation, by disclosing the more limited information required of a “smaller reporting company.”

●

In the event that the Company registers its common stock under the Exchange Act as it intends to do, the Jobs Act will also exempt the Company from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: (i) the advisory vote on executive compensation required by Section 14A(a) of the Exchange Act; (ii) the requirements of Section 14A(b) of the Exchange Act relating to shareholder advisory votes on “golden parachute” compensation; (iii) the requirements of Section 14(i) of the Exchange Act as to disclosure relating to the relationship between executive compensation and our financial performance; and (iv) the requirement of Section 953(b)(1)of the Dodd-Frank Act, which requires disclosure as to the relationship between the compensation of the Company’s chief executive officer and median employee pay.

Our status as an “emerging growth company” under the Jobs Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our business, results or operations, financial condition and prospects may be materially and adversely affected.

Risks Related to Our Shares and this Offering

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock.  We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.  Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

The future issuance of equity or of debt securities that are convertible into equity will dilute our Share capital.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of Shares or other securities convertible into Shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of Shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

The ability of Omega, our principal stockholder, to effectively control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

Omega, our principal stockholder, owns, approximately 88.2% of our issued and outstanding common stock. Accordingly, they will be able to effectively control the election of directors, as well as all other matters requiring stockholder approval.  The interests of Omega may differ from the interests of other stockholders with respect to the issuance of Shares, business transactions with other companies, selection of other directors and other business decisions.  The minority stockholders have no way of overriding decisions made by Omega.  This level of control may also have an adverse impact on the market value of our Shares because Omega may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of Shares to significantly decrease our price per Share.

Our Certificate of Incorporation and Bylaws provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Certificate of Incorporation and Bylaws provide for the indemnification of our officers and directors.  We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933, as amended (the “Securities Act”) and is therefore, unenforceable.

A liquid trading market for our Shares may not develop and be sustained.

Our Shares are quoted on the OTCPink tier of the over-the counter market operated by OTC Markets Group under the symbol “ALPC.” However, the trading market for our Shares has been extremely limited, there have only been minimal and sporadic public quotations for our Shares and there are no recent closing quotations for our Shares.  A liquid trading market for our Shares may never develop or be sustained following the Direct Offering. If a liquid market for our common stock does not develop, or if developed, is not sustained, it may be difficult for you to sell Shares you purchase in the Direct Offering without depressing the market price for the Shares or at all.  In addition, quotation of our securities on the OTCPink may limit the liquidity and price of our securities more than if our securities were quoted or listed on the OTCQX or OTCQB tiers of the over-the-counter market, the Nasdaq Stock Market or other national securities exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTCPink tier of the over-the counter market. These factors may have an adverse impact on the trading and price of our common stock, if a liquid market develops and is sustained.

The market price for our common stock, assuming a liquid trading market develops and is sustained, may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our Share price. You may be unable to sell your Shares at or above your purchase price, which may result in substantial losses to you.

The market for our common stock, assuming a liquid trading market develops and is sustained may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our Share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our Share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of Shares by our stockholders may disproportionately influence the price of those Shares in either direction. The price for our Shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their Shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of Shares or the availability of common stock for sale at any time will have on the prevailing market price.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock, assuming a liquid market develops and is sustained, will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our Shares would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2. Properties

Properties

Our principal executive offices are located at 200 East Campus View Blvd. Suite 200 Columbus, OH 43235, where we lease space from Omega, our principal stockholder, on a month to month basis at a monthly rent of $95.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our Shares are quoted on the OTCPink tier of the over-the-counter market operated by OTC Markets Group, under the symbol “ ALPC .”  However, the market for our Shares has been extremely limited and there have only been minimal and sporadic public quotations for our Shares and there have been no recent closing quotations for our Shares.  We anticipate applying for quotation of our Shares on the OTCQX or OTCQB tiers of the over-the-counter market operated by OTC Markets Group or listing our Shares on a national securities exchange following the effectiveness of the registration statement of which this prospectus forms a part, and subject to completion of the Direct Offering. Given the foregoing, the selling stockholders will offer the Shares at a fixed offering price of $15.00 per Share until the Shares are quoted on the OTCQX or OTCQB tiers of the over-the-counter market operated by OTC Markets Group or listed on a national securities exchange.  There can be no assurance given that our Shares will be quoted on any tier of the over-the-counter marked operated by OTC Markets Group or listed on any national securities exchange or, if quoted or listed, that a  liquid public market for our Shares will develop and if developed, be sustained.

Holders

As of March 31, 2018, we had 40,406,000 shares of common stock issued and outstanding and 41 shareholders of record of our common stock.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three year period.

Results of Operations

General

We have recognized income from related parties of approximately $47,000 for the year ended December 31, 2017, resulting from the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000 and consulting fees of $12,000.  As of December 31, 2017, the Company had an accumulated deficit of approximately $1,524,000.  The Company generated no revenue in 2016.

The following table provides selected balance sheet data as of December 31, 2017.

Balance Sheet Data:	12/31/2017
Cash	44,404
Restricted cash	2,500,000
Loan Receivable, net of discounts	927,804
Total assets	3,474,554
Total liabilities	51,734
Shareholders' equity	1,831,883

Years ended December 31, 2017 as compared to year ended December 31, 2016

For the year ended December 31, 2017 we generated approximately $47,000 in revenues, resulting from the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000 and consulting revenue of $12,000.  All of these revenues were generated from the Company’s lending operations following completion of the Control Share Sale.  Revenues for the year ended December 31, 2017 were offset by $420,000 in service costs, primarily loan broker fees which are being amortized over the life of the related loans.  We incurred $314,105 in operating expenses during the 2017 period, compared to $17,613 in 2016, reflecting our increased level of operations.

Liquidity and Capital Resources

Prior to the Control Share Sale, our working capital was extremely limited, primarily generated from loans from affiliates.  In connection with the Control Share Sale, in on March 17, 2017, Malcolm Hargrave, our former sole director and executive officer signed an agreement to forgive all debt, including unpaid interest, amounting $55,715, due to him from the Company. This was classified as additional paid -in capital.

During the year ended December 31, 2017, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $25,000.

Although we have raised additional funds through the $850,000 Private Offering, the $2,500,000 Private Offering, the proceeds of which are being held in escrow pending expiration of the Company’s potential obligation to repurchase the shares through April 2018 and the October Private Offering, we believe that we will require substantial additional capital to fund our planned operations, primarily through the Direct Offering.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates included deferred revenue, costs incurred related to deferred revenue, the useful lives of property and equipment and the useful lives of intangible assets.

Loans Receivable, net

The Company records its investments in loans receivable at cost less unamortized costs of issuance and deferred origination fees.  Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans.  Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws.  Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year.  In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies.  If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required.  Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 8. Financial Statements

SOLES, HEYN & COMPANY
Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alpha Investments, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alpha Investments, Inc. (the Company) as of December 31, 2017 and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company had accumulated losses of approximately $649,000, has generated limited revenue, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

We have served as the Company's auditor since 2017.

West Palm Beach, Florida

March 5, 2018

120 S. Olive Ave., Suite 501, W. Palm Beach, FL 33401 | Phone: 561-429-6625 | Fax: 1-888-726-9029
Member AICPA www.SolesHeynCPA.com Member FICPA

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gogo Baby, Inc.

We have audited the accompanying balance sheet of Gogo Baby, Inc. (the “Company”) as of December 31, 2016, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended December 31, 2016. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gogo Baby, Inc. as of December 31, 2016, and the result of its operations and its cash flows for the years ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

  PLS CPA, A Professional Corp.

March 16, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Alpha Investment Inc.

Balance Sheets

	As of	As of
	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$44,404	$382
Restricted cash held in escrow	2,500,000	-
Interest receivable	432	-
Total Current Assets	2,544,836	382

Other Assets:
Loans receivable - related party, net of discounts	927,842	-
Total Other Assets	927,842	-

Property and Equipment, net:
Furniture and Equipment, net	1,876	-
Total Property and Equipment, net	1,876	-

TOTAL ASSETS	$3,474,554	$382

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$51,221	$5,636
Promissory notes payable--long term notes due in one year	-	13,000
Revenue received in advance	513	-
Accrued interest	-	1,093
Total Current Liabilities	51,734	19,729

Long-Term Liabilities:
Accrued interest	-	2,122
Promissory note payable	-	36,500
Total Long-Term Liabilities	-	38,622
Total Liabilities	51,734	58,351

Redeemable common stock	1,575,281	-
Series 2018 Convertible Preferred Stock, net of discount	15,656	-
	1,590,937	-
Stockholders' Equity (Deficit):
Preferred stock ($0.0001 par value), 20,000,000 shares authorized; 24,000 and zero shares issued and outstanding as of December 31, 2017 and 2016	2	-
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,406,000 and 36,550,000 shares issued and outstanding as of December 31, 2017 and 2016	4,041	3,655
Subscription receivable	(113,000)
Additional paid-in capital	2,590,220	850
Accumulated deficit	(649,380)	(62,474)
Total Stockholders' Deficit	1,831,883	(57,969)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,474,554	$382

The accompanying notes are an integral part of these financial statements.

Alpha Investment Inc.

Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2017	2016
Income:
Investment income - related parties	$48,646	$-
Total Income	48,646	-

Cost of Revenues:
Service Costs	29,046	-
Total Cost of Revenues	29,046	-
Gross Profit	19,600	-

General and Administrative Expenses:
Management fee - related party	150,000	-
Administrative expenses	94,845	7,613
Professional fees	104,760	10,000
Stock compensation for consulting services	14,500	-
Total General and Administrative Expenses	364,105	17,613
Loss from Operations	(344,505)	(17,613)

Other Expense:
Interest expense	(240,427)	(1,696)
Total Other Expense	(240,427)	(1,696)

Net Loss	$(584,932)	$(19,309)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(1,974)	-

Net Loss Attributable to Common Stockholders	$(586,906)	$(19,309)

Basic and Diluted Loss Per Share	$(0.02)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	38,522,432	36,550,000

The accompanying notes are an integral part of these financial statements.

Alpha Investment Inc.

Statement of Changes in Shareholders' Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

					Additional
	Common Stock		Preferred Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2015	36,550,000	$3,655	-	$-	$850	$850	$(43,165)	$(38,660)
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(19,309)	(19,309)
Balance, December 31, 2016	36,550,000	3,655	-	-	850	-	(62,474)	(57,969)
Debt Forgiveness from related party	-	-	-	-	55,715	-	-	55,715
Stockholder contribution	-	-	-	-	25,000	-	-	25,000
Sale of Common Stock	64,333	6	-	-	979,494		-	979,500
Common stock issued for services	3,625,000	363	-	-	14,137	-	-	14,500
Sale of common stock recorded in mezzanine	166,667	17	-	-	(17)	-	-	-
Sale of preferred stock record in mezzanine	-	-	24,000	2	112,998	(113,000)		-
Issuance of warrants with sale of preferred stock	-	-	-	-	236,897	-	-	236,897
Issuance of warrants with sale of common stock	-	-	-	-	1,165,146	-	-	1,165,146
Amortization of discounts on Series 2018 preferred stock and potential common stock purchase obligation	-	-	-	-	-	-	(1,974)	(1,974)
Net loss for the year ended December 31, 2017	-	-	-	-	-	-	(584,932)	(584,932)
Balance, December 31, 2017	40,406,000	$4,041	24,000	$2	$2,590,220	$(113,000)	$(649,380)	$1,831,883

The accompanying notes are an integral part of these financial statements.

Alpha Investment Inc.

Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(584,932)	$(19,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	14,500	-
Impairment loss	-	5
Accretion of origination fee income	(5,342)	-
Amortization of discount on redeemable common stock	240,427	-
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(432)	-
Increase (Decrease) in accounts payable	45,585	74
Increase (Decrease) in accrued interest payable	-	1,696
Increase (Decrease) Revenue received in advance	513	-
(Increase) in accounts receivable	-	-
Net cash used in operating activities	(289,681)	(17,534)

Cash Flows from Investing Activities:
Investments in notes receivable	(502,500)	-
Payment of issuance costs related to notes receivable	(420,000)	-
Purchase property and equipment	(1,877)	-
Net cash used in investing activities	(924,377)	-

Cash Flows from Financing Activities:
Proceeds from notes payable-related party	3,000	17,500
Proceeds from stockholder contribution	25,000	-
Proceeds from the sale of common stock	3,479,500	-
Proceeds from the sale of preferred stock	250,580	-
Net cash provided by financing activities	3,758,080	17,500

Net increase (decrease) in cash	2,544,022	(34)
Cash at beginning of year	382	416
Cash and restricted cash at end of year	$2,544,404	$382

Supplemental Disclosure of Cash Flow Information:

Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Forgiveness of stockholder debt	$55,715	$-
Issuance of warrants with common stock	$1,165,146	$-
Issuance of warrants with preferred stock	$236,897	$-

The accompanying notes are an integral part of these financial statements.

Alpha Investment Inc.

Notes to the Financial Statements

Years Ended December 31, 2017 and 2016

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

On March 17, 2017, Omega Commercial Finance Corp. (“Omega”) purchased all 35,550,000 outstanding “restricted” shares of the Company’s common stock (the “Control Share Sale”) from Malcolm Hargrave (35,000,000 shares), DTH International Corporation (500,000 shares) and Lisa Foster (50,000 shares) for aggregate consideration of $295,000.  The Control Share Sale was consummated in a private transaction pursuant to a common stock purchase agreement entered between Omega and Mr. Hargrave, acting individually and on behalf of the other selling stockholders.  Upon completion of the Control Share Sale, a “Change in Control” of the Company took place and the Company became a subsidiary of Omega.  The Company did not elect to apply push-down accounting.  In connection therewith, Mr. Hargrave resigned as the Company’s sole director and officer and Omega, as the new majority stockholder of the Company, elected Timothy R. Fussell, Ph.D. as President, Chairman of the Board and a director and Todd C. Buxton, Omega’s Chief Executive Officer, as Chief Executive Officer, Vice Chairman of the Board and a director.

In addition to the foregoing, new management elected to shift the focus of the Company’s business to real estate and other commercial lending, which they believed offered better opportunities for shareholder growth.  In connection therewith, on March 30, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State changing its name from “Gogo Baby, Inc.” to “Alpha Investment Inc.” to better reflect the new business focus.   The name change and a corresponding change in the Company’s OTC markets trading symbol from GGBY to ALPC received approval from FINRA and became effective as of April 19, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash Held in Escrow

The Company has $2,500,000 of restricted cash held in escrow from the sale of commons stock to an investors that has the right to require the Company to repurchase the common stock for $2,500,000 through April 2018.

Loans Receivable, net

The Company records its investments in loans receivable at cost less unamortized costs of issuance and deferred origination fees.  Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans.  Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans.

When a loan is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. As of December 31, 2017, all loans receivable are performing loans and none are considered past-due.

Allowance for Loan Losses

The Company maintains an allowance for loan losses on its investments in real estate loans for estimated credit impairment.  Management’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  Management determined that no allowance for loan losses was necessary as of December 31, 2017.

Property and Equipment

Property and equipment are stated at cost.  Equipment and fixtures will be depreciated using the straight-line method over the estimated asset lives, 5 years.  Equipment purchases in December 2017 will begin to be depreciated in the first quarter 2018.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As December 31, 2017, tax years since 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans.  Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans.

When a loan is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria.

The Company suspends recognizing interest income when it is probable that the Company will be unable to collect all payments according to the contractual terms of the underlying agreements. Management considers all information available in assessing collectability. Collectability is measured on a receivable-by-receivable basis by either the present value of estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent. Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability. A receivable is charged off when in the Company's judgment, the receivable or portion of the receivable is considered uncollectible.

Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest. Interest income on past due receivables and finance receivables, if received, is recorded using the cash basis method of accounting. Additionally, the Company generally does not resume recognition of interest income once it has been suspended.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  350,000 shares underlying common stock warrants were excluded from the computation of diluted loss per share for the year ended December 31, 2017, because their impact was anti-dilutive.  There were no potentially dilutive securities outstanding during the year ended December 31, 2016.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2017. 100% of the Company’s loans receivables are with related parties.

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

The original effective date for ASU 2014-09 would have required the Company to adopt beginning in its first quarter 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company does not expect its adoption of the new revenue standard will have a significant impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company has early implemented this ASU.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – LOANS RECEIVABLE, NET – RELATED PARTIES

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of December 31, 2017, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date.  As of December 31, 2017, the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of December 31, 2017, the gross loan receivable balance is $250,000.

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

The following is a summary of loans receivable as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Principal Amount Outstanding	$932,500	$-
Unaccreted Discounts	(4,658)	-
Net Carrying Value	$927,842	$-

As of December 31, 2017, the Company’s investment in its portfolio of loans receivable was individually evaluated for impairment noting none.

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  As of December 31, 2017 the Company had a net operating loss carry-forward of approximately $357,500.  Net operating loss carry-forward, expires twenty years from the date the loss was incurred.

The Company is subject to United States federal and state income taxes at an approximate rate of 34% through December 31, 2017.  Future taxable income is expected to be subject to an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2017	December 31, 2016
Statutory rate	21%	34%
Valuation allowance change	(21)%	(34)%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of deferred income tax assets and liabilities at December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Net operating loss carryforward	$43,466	$21,241
Valuation allowance	(43,466)	(21,241)
Net deferred income tax asset	$-	$-

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

Current law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $649,380 as of December 31, 2017 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

1.

Related Party Loan

Since inception the Company received cash totaling $52,500 from Malcolm Hargrave, the previous director, in the form of a promissory note. The loan accrued interest at an annual rate of 4%. On March 17, 2017, Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, totaling $55,715, which was recorded as a capital contribution.  As of December 31, 2017, the amount due to Malcolm Hargrave was $0.

2

Consulting revenue

On May 1, 2017 the company billed Omega Commercial Finance Corp., the 88.00% shareholder, $12,000 for consulting services in capital markets activities rendered, such as defining appropriate capital raising mechanisms and types of Offerings to utilize what best benefits the Company’s verticals overall strategies to implement within the capital markets for growth and increased shareholder value, effective means to create relationships within the commercial real estate sector for target mergers and acquisitions, loan financing requests, distressed commercial real estate portfolios.

3.

Broker fee

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. A broker fee was paid to Omega Commercial Finance Corp. in the amount of $170,000.

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  A broker fee was paid to Omega Commercial Finance Corp. in the amount of $250,000.

4.

Management Fee

During the quarter ended December 31, 2017, Omega Commercial Finance Corp was paid $150,000 in management fees pursuant to a corporate governance management agreement executed on June 1, 2017.  Omega is to provide services related to facilitating the introduction of potent investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year.  The agreement remains in effect until cancel by Omega.

5.

Loans receivable

The Company has extended lines of credit and loans to related parties.  See Note 3.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing.  The Incentive Plan is administered by the board of directors.  5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of December 31, 2017, there are 1,375,000 shares available for issuance under the plan.

Common Stock

On June 21, 2017 the company filed an S-8 with the SEC to register an additional 5,000,000 shares of common stock with a par value of $0.0001.

On June 22, 2017 3,625,000 shares of common stock were issued at a value of $0.004 per share to various individuals in exchange for consulting services.  The fair value of the shares was based on the last quoted price on the Over-the-Counter Bulletin Board.

On September 5, 2017 56,667 shares of common stock were issued at a value of $15.00 per share to one individual in exchange for cash of $850,000.

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor has the right to require the Company to repurchase the shares for $2.5 million at anytime through December 2017.  Accordingly, the amounts received are presented as a temporary equity as of December 31, 2017.  In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through April 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date.   During the year ended December 31, 2017, the Company amortized $240,427 of the discount.  The cash, as of December 31, 2017, is held in an escrow account and the shares are carried at $1,575,281, net of unamortized discount of $1,575,281.

On October 21, 2017, 4,333 shares of common stock were issued at a value of $15.00 per share to one individual in exchange for cash of $65,000.

On November 8, 2017, 3,333 shares of common stock were issued at a value of $15.00 per share to one individual in exchange for cash of $50,000.

Preferred Stock

In November 2017, the Company’s board of directors authorized the issuance of 100,000 shares of 2018 Convertible Preferred Stock, which have a par value of $15.00, provides its holders with no voting rights or dividends, entitles its holders to a liquidation preference over common stockholders equal to its par value, and allow for conversion into 2 shares of common stock per one share of 2018 Convertible Preferred Stock at the option of the holder for a period of one-year from issuance at the option of the holder.

On November 27, 2017, 16,667 shares of 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance.  The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date.  The balance of the preferred stock reflected in temporary equity as of December 31, 2017, was $15,656, net of unamortized discount of $234,344.

On December 6, 2017, 167 shares of 2018 Convertible Preferred Stock were issued at a value of $15.00 per share to one entity in exchange for cash of $2,500.

Capital Contributions

On March 17, 2017, Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, amounting $ 55,715, due to him from the Company. This was classified as capital contribution and recorded in additional paid -in capital.

On March 29, 2017, shareholders made a cash contribution to the Company of $10,000. This was classified as capital contribution and recorded in additional paid-in capital.

On September 28, 2017, Omega Commercial Finance Corp made a cash contribution to the company of $25,000. This was classified as capital contribution and recorded in additional paid-in capital.

During the quarter ended December 31, 2017, Omega Commercial Finance Corp, 80% parent company, paid expenses of $2,580 on behalf of the Company, this was classified as a non-cash charge and contribution to additional paid-in capital.

Common Stock Warrants

In connection with the issuance of preferred stock, the Company issued warrants to purchase 350,000 shares for an exercise price of $15.00 over five years.

In connection with the issuance of common stock, the Company issued warrants to purchase 170,000 shares for an exercise price of $15.00 over five years.

The fair value of the warrants issued during the year ended December 31, 2017 was estimated using the Black Scholes Method and the following assumptions: volatility – 128% - 130%; expected term – 5 Years; risk free rate – 2.06% - 2.16%; dividend rate – 0.0%

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 5, 2018, the Company’s board of directors approved the appointment of Soles, Heyn & Company as its independent registered accounting firm.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Revised 2013). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers

The following table sets forth the name, age and position of each person who is a director or executive officer as of the date of this prospectus.

Name	Age	Positions and Offices to be Held

Timothy R. Fussell, Ph.D.	53	President, Chairman and director
Todd C. Buxton	48	Chief Executive Officer, Vice Chairman and director

Both of our directors bring to our board of directors executive leadership experience derived from their prior business experience. Each of them has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.  Set forth below is a brief description of the background and business experience of our directors and executive officers

Timothy R. Fussell, Ph.D., has served as Omega Commercial Finance Corp.’s, our parent company, Executive Vice President of Corporate Business Affairs since July 2016.  Dr. Fussell has over thirty years’ experience as a financial strategist, working with both individuals and entities in the financial planning, capital raising and merger and acquisition spheres.  In 2012, Dr. Fussell founded Partners South Estate Planning, Inc., a Florida-based financial and estate planning firm and has served as its President since that time, building it into a nationally recognized firm in its field.  Since 2006, Dr. Fussell has also served as President of Fussell Insurance and Benefits, LLC, a Florida licensed insurance brokerage which he founded as an adjunct to his financial planning business.  For over 20 years prior thereto, Dr. Fussell was a principal of T.R. Fussell, Inc., a North-Carolina-based financial and estate planning firm.

Todd C. Buxton, has served as Omega Commercial Finance Corp.’s, our parent company, Chief Executive Officer since April 2015. Mr. Buxton carries out initiatives to significantly improve the company's strategic operational execution and integration of new and existing subsidiaries with a goal to accelerate profitability, shareholder value and growth for the company. This includes planning the overall strategic business direction and facilitating creative development business models for Omega specifically within the capacity of the Omega's M&A contractual negotiations and internal business contract facilitation for sales transactions, mergers and acquisitions, and capital markets growth strategies. Prior to serving as Omega ‘s Chief Executive Officer, from 2010 through 2015, Mr. Buxton served in the same capacity for Bentley-Addison Capital Finance, which directly brokered and advised companies as an intermediary for commercial real estate financing opportunities. Mr. Buxton has a strong foundation in the commercial real estate construction management industry and real estate developer/contracting business as well as the information technology field going back to 1992. Overall Mr. Buxton has an entrepreneurial spirit and had owned and directed various successful business ventures in the past.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death.  Executive officers serve at the pleasure of the board of directors.

Director Independence

At present, neither of our directors are “independent” as defined under Rule 10A-3(b)(1) under the Exchange Act.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee.  As we expand our board in the future to add “independent” directors, we may seek to establish such committees, all the members of which will be “independent” directors.

Code of Ethics

We have adopted a Code of Ethics that applies to employees, including our principal executive officer, principal financial officer, or persons performing similar functions.

Board of Directors Role in Risk Oversight

Members of the board of directors have periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes. The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for 2017, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Todd C. Buxton, CEO (1)	2017	$5,000	0	0	0	0	0	0	$5,000
	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
Timothy R. Fussell,	2017	0	0	0	0	0	0	0	0
President (1)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
Malcom Hargrave,	2017	0	0	0	0	0	0	0	0
Former CEO and CFO(1)	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

(1) Mr. Hargrave resigned as our sole executive officer and Mr. Buxton and Dr. Fussell assumed their positions upon completion of the Control Share Acquisition on March 17, 2017.

Employment Agreements

The Company is presently not party to an employment agreement with either of its executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2017 for our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)

Todd C. Buxton, CEO (1)	0	0	0	0	0	0	0	0	0
Timothy R. Fussell,(1)	0	0	0	0	0	0	0	0	0
Malcom Hargrave(1)	0	0	0	0	0	0	0	0	0

(1) Mr. Hargrave resigned as our sole executive officer and Mr. Buxton and Dr. Fussell assumed their positions upon completion of the Control Share Acquisition on March 17, 2017.

Compensation of Directors Table

The table below summarizes all compensation paid for our last completed fiscal year to each of our directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Todd C. Buxton(1)	0	0	0	0	0	0	0
Timothy R. Fussell(1)	0	0	0	0	0	0	0
Malcolm Hargrave(1)	0	0	0	0	0	0	0

(1) Mr. Hargrave resigned as our sole director and Mr. Buxton and Dr. Fussell were appointed directors upon completion of the Control Share Acquisition on March 17, 2017.

Narrative Disclosure to the Director Compensation Table

We currently do not compensate our directors for their services as such. When we expand our board to include “independent” directors we intend to implement a plan and compensate them with a combination of cash and stock option awards, depending on our financial resources at that time.

Incentive Plan

Our Incentive Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing.  The Incentive Plan is administered by the board of directors.  5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the  Incentive Plan is equal to 15% of our issued and outstanding common stock. As of the date of this report, we have granted restricted stock awards of 3,625,000 Shares to six consultants.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this annual report, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group.  Unless otherwise stated, the address of the persons set forth in the table is c/o the Company, 200 East Campus View Blvd., Suite 200, Columbus, OH 43235.

Names and addresses	Number of shares of		Percentage of class
of	common stock		beneficially owned (%)
beneficial owners	beneficially owned (#)		Before Offering	After Offering(1)

Directors and executive officers:

Timothy R. Fussell, Ph.D.	0	(2)	0.0	0.0
Todd C. Buxton	0	(2)	0.0	0.0
All executive officers and directors as a group (two persons)	0	(2)	0.0	0.0

Other 5% percent beneficial owners:

Omega Commercial Finance Corp.(3)	35,550,000		88.0	48.2
33Capital Street LLC	2,244,200	(4)	5.6	(5)

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(1)  Assumes the sale of all 33,333,333 Shares offered by the Company in the Direct Offering.

(2)  Does not include 35,550,000 Shares held by Omega.  The director and executive officer is also an executive officer of Omega, but does not have voting or dispositive control over such Shares and accordingly, disclaims beneficial ownership of those Shares.

(3)

The persons deemed voting or dispositive control over the Shares held by Omega are Jon S. Cummings IV, Chairman of Board, director and the majority shareholder of Omega, Mark Feanny, MD, a director of Omega and Clarence Williams, a director of Omega.

(4)

Includes 1,250,000 “ restricted ” Shares awarded to Erika L. Hasty under our Incentive Plan. Erika L. Hasty is the managing member of 33 Capital Street LLC and exercises voting and dispositive control over the Shares held by 33 Capital Street LLC.

(5)

Less than 1%.

Item 13.  Certain Relationships and Related Transactions

Related Party Transactions

In connection with the Control Share Sale, in on March 17, 2017, Malcolm Hargrave, our former sole director and executive officer signed an agreement to forgive all debt, including unpaid interest, amounting $ 55,715, due to him from the Company. This was classified as additional paid -in capital.

On March 29, 2017, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $10,000. This was classified as additional paid-in capital.

On August 28, 2017, the Company entered into two loan agreements with companies owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company.  The first agreement, with Partners South Holdings LLC (“ PSHL ”), provides for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the limited liability company membership interests of PSHL.  The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the first day of each calendar. As of December 31, 2017, no amounts had been advanced under this line of credit. Origination fees of $180,000 due to the Company have been added to the outstanding balance due on the line of credit.  As of December 31, 2017, the loan receivable balance is $180,000.

The second agreement, with Partners South Properties Corporation (“ PSPC ”), provides for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the capital stock of PSPC. The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the line of credit is 3.5% to be paid quarterly on the first day of each calendar quarter.  As of December 31, 2017, the amount of $170,000 had been advanced under the line of credit. Origination fees of $250,000 due to the Company have been added to the outstanding balance due on the line of credit.  As of December 31, 2017, the loan receivable balance is $420,000 and PSPC has paid $1,488 in interest thereunder.

The Company believes that the terms of the lines of credit with PSHL and PSPC are comparable to the terms of lines of credit which ALPC would offer to non-affiliated third-party borrowers.

Review, Approval and Ratification of Related Party Transactions

The Company does not have a policy that expressly prohibits its directors, officers, principal stockholders or their respective affiliates from engaging for their own account in business activities of the types conducted by the Company. The Company’s code of business conduct and ethics contains a conflict of interest policy that prohibits its directors and executive officers, or whoever provides services to the Company, from engaging in any transaction that involves an actual conflict of interest with the Company, provided , however , that once the Company adds independent directors to its board, any such conflict may by a majority vote of independent directors.

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews, were $3,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2017.

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

We do not have an Audit Committee.  Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 and 2016 were pre-approved by our Board.

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

ALPHA INVESTMENT INC.

By	/s/ TODD C. BUXTON	April 5, 2018
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	April 5, 2018
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	April 5, 2018
TIMOTHY R. FUSSELL Ph.D	Title	Date