Form 10-Q
period 2018-03-31
Alpha Investment Inc.
filed 2018-05-15
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-198772

(Exact name of registrant as specified in its charter)

(Former Name of Registrant as Specified in its Charter)

Delaware	90-0998139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Campus View Blvd., Suite 200

Columbus, OH  43235

(Address of principal executive offices) (zip code)

305-704-3294

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

☒  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)	Emerging growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, par value $0.0001	40,406,000 shares

Documents incorporated by reference:

None

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•

our lack of significant revenues and history of losses,

•

our ability to continue as a going concern,

•

our ability to raise additional working capital as necessary,

•

our ability to satisfy our obligations as they become due,

•

the failure to successfully commercialize our product or sustain market acceptance,

•

the reliance on third party agreements and relationships for development of our business,

•

the control exercised by our management,

•

the impact of government regulation on our business,

•

our ability to effectively compete,

•

the possible inability to effectively protect our intellectual property,

•

the lack of a public market for our securities and the impact of the penny stock rules on trading in our common stock should a public market ever be established.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the Securities and Exchange Commission.  Other sections of this report include additional factors which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “the “Company,” “we,” “our,” “us,” and similar terms refers to Alpha Investment, Inc.

ITEM 1. FINANCIAL STATEMENTS

ALPHA INVESTMENT INC

CONDENSED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2018	2017
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash	$5,246	$44,404
Restricted cash held in escrow	2,500,000	2,500,000
Interest receivable	3,663	432
Total Current Assets	2,508,909	2,544,836

Other Assets:
Loans receivable - related party, net of discounts	928,334	927,842
Total Other Assets	928,334	927,842

Property and Equipment, net:
Furniture and Equipment, net	1,783	1,876
Total Property and Equipment, net	1,783	1,876

TOTAL ASSETS	$3,439,026	$3,474,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,115	$51,221
Contract liability	513	513
Total Current Liabilities	63,628	51,734

Total Liabilities	63,628	51,734

Redeemable common stock, 166,667 shares, net of discount	2,401,245	1,575,281
Series A Convertible Preferred Stock, 1000 shares	15,000	-
Series 2018 Convertible Preferred Stock, net of discount	21,579	15,656
	2,437,824	1,590,937
Stockholders' Equity (Deficit):
Series 2018 Convertible Preferred stock ($0.0001 par value), 20,000,000 shares authorized; 24,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	2	2
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,000 and -0- shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1	-
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,406,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	4,041	4,041
Subscription receivable	(113,000)	(113,000)
Additional paid-in capital	2,676,470	2,590,220
Accumulated deficit	(1,629,940)	(649,380)
Total Stockholders' Deficit	937,574	1,831,883
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,439,026	$3,474,554

See notes to unaudited condensed financial statements.

ALPHA INVESTMENT INC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Income:
Investment income - related parties	$8,433	$-
Total Income	8,433	-

General and Administrative Expenses:
Administrative expenses	36,202	3,232
Professional fees	17,760	4,500
Total General and Administrative Expenses	53,962	7,732
Loss from Operations	(45,529)	(7,732)

Other Expense:
Interest expense	(929,108)	-
Total Other Expense	(929,108)	-

Net Loss	$(974,637)	$(7,732)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,922)	-

Net Loss Attributable to Common Stockholders	$(980,559)	$(7,732)

Basic and Diluted Loss Per Share	$(0.02)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,406,000	36,550,000

See notes to unaudited condensed financial statements.

ALPHA INVESTMENT INC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(974,637)	$(7,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	93	-
Accretion of origination fee income	(492)	-
Amortization of discount on redeemable common stock	929,107	-
Changes in operating assets and liabilities:
Increase in interest receivable	(3,230)	-
Decrease in accounts payable	(9,999)	(5,636)
Net cash used in operating activities	(59,158)	(13,368)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable-related party	-	3,000
Proceeds from stockholder contribution	5,000	10,000
Proceeds from the sale of preferred stock	15,000	-
Net cash provided by financing activities	20,000	13,000

Net decrease in cash	(39,158)	(368)
Cash and restricted cash at beginning of period	2,544,404	382
Cash and restricted cash at end of period	$2,505,246	$14

Supplemental Disclosure of Cash Flow Information:

Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

See notes to unaudited condensed financial statements.

ALPHA INVESTMENT INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of March 31, 2018, the Company had no cash equivalents.

Restricted Cash Held in Escrow

The Company has $2,500,000 of restricted cash held in escrow from the sale of commons stock to an investor that has the right to require the Company to repurchase the common stock for $2,500,000 through May 15, 2018.

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

When a loan receivable is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria.  As of March 31, 2018, since all loans receivable are considered performing according to their payment terms, no accounts receivable aging schedule or credit quality indicators are necessary.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management determined that no allowance for loan losses was necessary as of March 31, 2018 and December 31, 2017.

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

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans.  Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method.

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

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Common stock warrants to purchase 350,000 shares of common stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2018, because their impact was anti-dilutive.  There were no potentially dilutive securities outstanding during the three months ended March 31, 2017.

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

Recently Issued and Adopted Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On January 1, 2018, the Company adopted the Accounting Standard Update (“ASU”) 2014-09 – Revenue From Contracts with Customers, which did not have a significant impact on its results of operations.

The Company's revenue is mainly derived from interest income on our investments in our loan receivable portfolio, which are not impacted by this standard.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently assessing the amendment and does not anticipate it will have a material impact on the Company’s Financial Statements.

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

NOTE 3 – LOANS RECEIVABLE, NET – RELATED PARTIES

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of March 31, 2018, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date.  As of March 31, 2018, the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of March 31, 2018, the gross loan receivable balance is $250,000.

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

The following is a summary of mortgages receivable as of March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017
Principal Amount Outstanding	$932,500	$932,500
Unaccreted Discounts	(4,166)	(4,658)
Net Carrying Value	$928,334	$927,842

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,629,940 as of March 31, 2018 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 – RELATED PARTY TRANSACTIONS

1.

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

2.

Loans receivable

The Company has extended lines of credit and loans to related parties.  See Note 3.

NOTE 7 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing.  The Incentive Plan is administered by the board of directors.  5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of March 31, 2018, there are 1,375,000 shares available for issuance under the plan and no options outstanding.

Common Stock

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor had the right to require the Company to repurchase the shares for $2.5 million at anytime through December 2017.  Accordingly, the amounts received are presented as a temporary equity as of March 31, 2018 and December 31, 2017.  In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date.   In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May 2018.  See Note 8. As consideration for the extension, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 32,500 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded an additional discount of $103,144, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.   During the three months ended March 31, 2018, the Company amortized $929,108 of the discounts.  The cash, as of March 31, 2018, is held in an escrow account and the shares are carried at $2,401,245, net of unamortized discount of $98,755.

Preferred Stock

In November 2017, the Company’s board of directors designated 100,000 authorized shares of Series A Convertible Preferred Stock (“Series A”). Each share of Series A has a par value of $15.00 and have no voting or dividend rights.  Upon liquidation, dissolution or wining up, the holders of Series A shares are entitled to be paid out of the assets of the Company, if any, ratably with the common stock holders.  Each share of Series A is convertible within one year of issuance into two shares of common stock of the Company.  At any time after 180 days of issuance, the Company has the right, but not the obligation, to redeem all, but not less than all, of the outstanding Series A shares by paying cash, common stock, or a a combination of both an amount equal to the par value of the Series A shares. On the one-year anniversary of issuance, the Company has an obligation to redeem the Series A shares for an amount equal to the par value of the Series A shares.

During the three months ended March 31, 2018, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash proceeds of $15,000.  Because of the redemption obligation after one year, absent an election by the holders to convert, the Company has reflected the redemption amount as temporary equity in the accompanying balance sheet.

Capital Contributions

During the three months ended March 31, 2018, Omega Commercial Finance Corp made a cash contribution to the company of $5,000. This was classified as capital contribution and recorded in additional paid-in capital.

Common Stock Warrants

As of March 31, 2018, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years.

NOTE 8 – SUBSEQUENT EVENTS

In May 2018, the Company and the holder of 1,666,667 shares of common stock subject to an option granted to the holder through May 15, 2018, to have the Company repurchase such shares for $2.5 million as described in Note 7 above, agreed to extend the expiration of such option until June 29, 2018, for no additional consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended March 31, 2018 as compared to three months ended March 31, 2017

For the three months ended March 31, 2018, we generated approximately $8,000 in net investment income, resulting from the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000, offset by the amortization of loan costs incurred.  All of the investment income was generated from the Company’s lending operations following completion of the Control Share Sale.  Interest income for the three months ended March 31, 2018 is presented net of $420,000 in service costs, primarily loan broker fees which are being amortized over the life of the related loans.  We incurred $53,962 in operating expenses during the 2018 period, compared to $7,732 in 2017, reflecting our increased level of operations.  Interest expense for the three months ended March 31, 2018, was $929,108 resulting from the amortization of the discount on redeemable common stock.

The following table provides selected balance sheet data as of March 31, 2018:

Cash	$5,246
Restricted cash	$2,500,000
Loan Receivable, net of discounts	$928,334
Total assets	$3,439,026
Total liabilities	$63,629
Shareholders' equity	$937,573

Liquidity and Capital Resources

During the three months ended March 31, 2018, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $5,000, and the Company received proceeds of $15,000 from the sale of preferred stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Acting Chief Financial Officer (principal executive, financial and accounting officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Acting Chief Financial Officer (principal executive, financial and accounting officer) concluded that that our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that ave materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2017. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company sold 1,000 shares of Series A Convertible Preferred Stock for, $15,000 or $15.00 per share to a single investor in a private transaction.  The Series A Preferred Stock does not have dividend or voting rights, but is mandatorily redeemable by the Company (unless converted as set forth below) on the first anniversary of issuance at a redemption price of $15.00 per share.  The Series A Convertible Preferred Stock may, at the option of the holder, be converted at any time prior to redemption into two shares of the Company’s common stock (subject to adjustment for stock splits, stock dividends and similar recapitalization transactions).

The foregoing securities were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.

Description of Exhibit

31.1

Section 302 Certification*

32.1

Section 906 Certification*

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA INVESTMENT INC.

Name		Title	Date

By:	/s/ Todd C. Buxton	Chief Executive Officer and Acting Chief Financial Officer	May 15, 2018
	TODD C. BUXTON	Title (Principal Executive, Financial and Accounting Officer)	Date

By:	/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	May 15, 2018
	TIMOTHY R. FUSSELL Ph.D	Title	Date