Form 10-K/A
period 2017-12-31
Alpha Investment Inc.
filed 2018-06-20
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

Amendment No.1 to Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K amends the Alpha Investment Inc. (“Alpha” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on April 5, 2018 (the “Original Filing”). We are filing this Amendment No. 1in response to comments received from the SEC to add disclosure to the financial statements for the years ended December 31, 2017 and 2016 of a reconciliation of instruments presented in Temporary Equity on the balance sheet included therein.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

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

Results of Operations

General

We have recognized income from related parties of approximately $48,646 for the year ended December 31, 2017, resulting from the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000 and consulting fees of $12,000.  As of December 31, 2017, the Company had an accumulated deficit of approximately $649,380.  The Company generated no revenue in 2016.

The following table provides selected balance sheet data as of December 31, 2017.

Balance Sheet Data:	12/31/2017
Cash	44,404
Restricted cash	2,500,000
Loan Receivable, net of discounts	927,842
Total assets	3,474,554
Total liabilities	51,734
Shareholders' equity	1,831,883

Years ended December 31, 2017 as compared to year ended December 31, 2016

For the year ended December 31, 2017 we generated approximately $48,646 in revenues, resulting from the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000 and consulting revenue of $12,000.  All of these revenues were generated from the Company’s lending operations following completion of the Control Share Sale.  Revenues for the year ended December 31, 2017 were offset by $420,000 in service costs, primarily loan broker fees which are being amortized over the life of the related loans.  We incurred $364,105 in operating expenses during the 2017 period, compared to $17,613 in 2016, reflecting our increased level of operations.

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

/s/PLS CPA

____________________

  PLS CPA, A Professional Corp.

March 16, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Alpha Investment Inc.

Balance Sheets

	As of	As of
	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash	$44,404	$382
Restricted cash held in escrow	2,500,000	-
Interest receivable	432	-
Total Current Assets	2,544,836	382

Other Assets:
Loans receivable - related party, net of discounts	927,842	-
Total Other Assets	927,842	-

Property and Equipment, net:
Furniture and Equipment, net	1,876	-
Total Property and Equipment, net	1,876	-

TOTAL ASSETS	$3,474,554	$382

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$51,221	$5,636
Promissory notes payable--long term notes due in one year	-	13,000
Revenue received in advance	513	-
Accrued interest	-	1,093
Total Current Liabilities	51,734	19,729

Long-Term Liabilities:
Accrued interest	-	2,122
Promissory note payable	-	36,500
Total Long-Term Liabilities	-	38,622
Total Liabilities	51,734	58,351

Redeemable common stock	1,575,281	-
Series 2018 Convertible Preferred Stock, net of discount	15,656	-
	1,590,937	-
Stockholders' Equity (Deficit):
Preferred stock ($0.0001 par value), 20,000,000 shares authorized; 24,000 and zero shares issued and outstanding as of December 31, 2017 and 2016	2	-
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,406,000 and 36,550,000 shares issued and outstanding as of December 31, 2017 and 2016	4,041	3,655
Subscription receivable	(113,000)
Additional paid-in capital	2,590,220	850
Accumulated deficit	(649,380)	(62,474)
Total Stockholders' Equity (Deficit)	1,831,883	(57,969)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,474,554	$382

The accompanying notes are an integral part of these financial statements.

Alpha Investment Inc.

Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2017	2016
Income:
Investment income - related parties	$48,646	$-
Total Income	48,646	-

Cost of Revenues:
Service Costs	29,046	-
Total Cost of Revenues	29,046	-
Gross Profit	19,600	-

General and Administrative Expenses:
Management fee - related party	150,000	-
Administrative expenses	94,845	7,613
Professional fees	104,760	10,000
Stock compensation for consulting services	14,500	-
Total General and Administrative Expenses	364,105	17,613
Loss from Operations	(344,505)	(17,613)

Other Expense:
Interest expense	(240,427)	(1,696)
Total Other Expense	(240,427)	(1,696)

Net Loss	$(584,932)	$(19,309)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(1,974)	-

Net Loss Attributable to Common Stockholders	$(586,906)	$(19,309)

Basic and Diluted Loss Per Share	$(0.02)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	38,522,432	36,550,000

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

Temporary Equity

The following is a summary of instruments classified in temporary equity for the year ended December 31, 2017:

	Redeemable Common Stock	Series 2018 Convertible Preferred Stock	Discounts	Net Carrying Value
Balance at January 1, 2016	$-	$-	$-	$-
Issuances	2,500,000	250,580	(1,402,044)	1,348,536
Amortization of discounts	-	-	242,401	242,401
Balance at December 31, 2017	$2,500,000	$250,580	$(1,159,643)	$1,590,937

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

ALPHA INVESTMENT INC.

By	/s/ TODD C. BUXTON	June 20, 2018
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	June 20, 2018
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	June 20, 2018
TIMOTHY R. FUSSELL Ph.D	Title	Date