Form 10-Q/A
period 2018-03-31
Alpha Investment Inc.
filed 2018-06-20
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO FORM 10-Q

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

Documents incorporated by reference:

None

EXPLANATORY NOTE

This Form 10-Q/A, Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 of Alpha Investment Inc., makes certain revisions to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as a result of certain comments made by the Staff of the U.S. Securities and Exchange Commission in connection with a Registration Statement on Form S-1 (File No. 333-221183) filed by Alpha Investment Inc. under the Securities Act of 1933, as amended.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the Securities and Exchange Commission.  Other sections of this report include additional factors which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

Common Stock

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor had the right to require the Company to repurchase the shares for $2.5 million at any time through December 2017.  Accordingly, the amounts received are presented as a temporary equity as of March 31, 2018 and December 31, 2017.  In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date.   In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May 2018.  See Note 8. As consideration for the extension, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 32,500 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded an additional discount of $103,144, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.   During the three months ended March 31, 2018, the Company amortized $929,108 of the discounts.  The cash, as of March 31, 2018, is held in an escrow account and the shares are carried at $2,401,245, net of unamortized discount of $98,755.

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

Although we have raised additional funds through various private offerings of our securities, we believe that we will require substantial additional capital to fund our planned operations.  There can be no assurance given that we will be able to secure such funding on commercially reasonable terms, without which, our business, results of operations and financial condition may be substantially harmed.

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

ALPHA INVESTMENT INC.

Name		Title	Date

By:	/s/ Todd C. Buxton	Chief Executive Officer and Acting Chief Financial Officer	June 20, 2018
	TODD C. BUXTON	Title (Principal Executive, Financial and Accounting Officer)	Date

By:	/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	June 20, 2018
	TIMOTHY R. FUSSELL Ph.D	Title	Date