Form 10-Q
period 2018-06-30
Alpha Investment Inc.
filed 2018-08-15
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)	Emerging growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at August 14, 2018
Common Stock, par value $0.0001	40,406,000 shares

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

ITEM 1. FINANCIAL STATEMENTS

ALPHA INVESTMENT INC

CONDENSED BALANCE SHEETS

(Unaudited)

	As of	As of
	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash	$6,969	$44,404
Restricted cash held in escrow	2,500,000	2,500,000
Interest receivable	7,623	432
Total Current Assets	2,514,592	2,544,836

Other Assets:
Loans receivable - related party, net of discounts	928,832	927,842
Total Other Assets	928,832	927,842

Property and Equipment, net:
Furniture and Equipment, net	1,689	1,876
Total Property and Equipment, net	1,689	1,876

TOTAL ASSETS	$3,445,113	$3,474,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,121	$51,221
Contract liability	15,513	513
Total Current Liabilities	57,634	51,734

Total Liabilities	57,634	51,734

Redeemable common stock, 166,667 shares, net of discount	2,423,103	1,575,281
Series 2018 Convertible Preferred Stock, net of discount	27,501	15,656
	2,450,604	1,590,937
Commitments and Contingencies

Stockholders' Equity:
Series 2018 Convertible Preferred stock ($0.0001 par value), 20,000,000 shares authorized; 24,000 shares issued and outstanding as of June 30, 2018, and December 31, 2017	2	2
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,000 and -0- shares issued and outstanding as of June 30, 2018, and December 31, 2017, respectively	15,000	-
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,406,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	4,041	4,041
Subscription receivable	(113,000)	(113,000)
Additional paid-in capital	2,787,102	2,590,220
Accumulated deficit	(1,756,270)	(649,380)
Total Stockholders' Equity	936,875	1,831,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,445,113	$3,474,554

See notes to unaudited condensed financial statements.

ALPHA INVESTMENT INC

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income:
Net investment income - related parties	$8,932	$12,000	$17,365	$12,000

General and Administrative Expenses:
Administrative expenses	17,144	10,954	53,346	14,186
Professional fees	9,088	17,200	26,848	21,700
Total General and Administrative Expenses	26,232	28,154	80,194	35,886
Loss from Operations	(17,300)	(16,154)	(62,829)	(23,886)

Other Expense:
Interest expense	(103,108)	-	(1,032,216)	-
Total Other Expense	(103,108)	-	(1,032,216)	-

Net Loss	$(120,408)	$(16,154)	$(1,095,045)	$(23,886)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,923)	-	(11,845)	-

Net Loss Attributable to Common Stockholders	$(126,331)	$(16,154)	$(1,106,890)	$(23,886)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,406,000	40,135,165	40,406,000	36,730,249

See notes to unaudited condensed financial statements.

ALPHA INVESTMENT INC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Net loss	$(1,095,045)	$(23,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation for consulting fees	-	14,500
Depreciation expense	187	-
Accretion of origination fee income	(990)	-
Amortization of discount on redeemable common stock	1,032,215	-
Changes in operating assets and liabilities:
Increase in interest receivable	(7,190)	-
Increase in contract liability	15,000	-
Decrease in accounts payable	(9,100)	(3,996)
Net cash used in operating activities	(64,923)	(13,382)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable-related party	-	3,000
Proceeds from stockholder contribution	12,488	10,000
Proceeds from the sale of preferred stock	15,000	-
Net cash provided by financing activities	27,488	13,000

Net decrease in cash	(37,435)	(382)
Cash and restricted cash at beginning of period	2,544,404	382
Cash and restricted cash at end of period	$2,506,969	$-

Cash paid during period for:
Interest	$-	$-
Income Taxes	$-	$-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

In the opinion of the Company, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of June 30, 2018, the Company had no cash equivalents.

Restricted Cash Held in Escrow

The Company had $2,500,000 of restricted cash held in escrow from the sale of commons stock to an investor that had the right to require the Company to repurchase the common stock for $2,500,000 through August 24, 2018.  Upon expiration of these rights, the cash will be released from escrow.

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

When a loan receivable is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria.  As of June 30, 2018, since all loans receivable are considered performing according to their payment terms, no accounts receivable aging schedule or credit quality indicators are necessary.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management determined that no allowance for loan losses was necessary as of June 30, 2018 and December 31, 2017.

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

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Common stock warrants to purchase 350,000 shares of common stock were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2018, because their impact was anti-dilutive.  There were no potentially dilutive securities outstanding during the six months ended June 30, 2017.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2018. 100% of the Company’s loans receivables are with related parties.

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

NOTE 3 – LOANS RECEIVABLE, NET – RELATED PARTIES

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of June 30, 2018, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date.  As of June 30, 2018 the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of June 30, 2018, the gross loan receivable balance is $250,000.

Non-Binding Memorandum with Diamond Ventures Funds Management LLC

The Company and Diamond Ventures Funds Management LLC (“DVFM”) have executed a non-binding Memorandum of Understanding (“MOU”) in connection with ongoing discussions regarding a Share Exchange & Acquisition of Membership interest into DVFM that will facilitate up to a 40% acquisition of DVFM.  The terms of the exchange are not public at this time.  Upon the signing of the MOU $25,000 was advanced to the DVFM as part of the Business Line of Credit to be established as part of the MOU.  The funds are to be exclusively used for business purposes solely related to accounting and legal fees.

The following is a summary of mortgages receivable as of June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017
Principal Amount Outstanding	$932,500	$932,500
Unaccreted Discounts	(3,668)	(4,658)
Net Carrying Value	$928,832	$927,842

During the three months ended June 30, 2018, the Company acquired a 10% interest in Paris MED CP, LLC, which is a commonly owned entity that plans to finance the construction of a medical park, for cash consideration of $100.  During the three months ended June 30, 2018, the Company received an income distribution from Paris MED CP, LLC in the amount of $15,000, which is included in Contract Liability - related parties on the accompanying condensed balance sheet.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 5 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,756,270 as of June 30, 2018 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 – RELATED PARTY TRANSACTIONS

1.

Broker fee

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. During the year ended December 31, 2017, a broker fee was paid to Omega Commercial Finance Corp. in the amount of $170,000.

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  During the year ended December 31, 2017, a broker fee was paid to Omega Commercial Finance Corp. in the amount of $250,000.

2.

Loans receivable

The Company has extended lines of credit and loans to related parties.  See Note 3.

NOTE 7 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing.  The Incentive Plan is administered by the board of directors.  5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of June 30, 2018, there are 1,375,000 shares available for issuance under the plan and no options outstanding.

Common Stock

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor had the right to require the Company to repurchase the shares for $2.5 million at anytime through December 2017.  Accordingly, the amounts received are presented as a temporary equity as of June 30, 2018 and December 31, 2017.  In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date.   In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May and June 2018.  As consideration for the extensions, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 65,000 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded additional discounts of $184,395, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.  During the six months ended June 30, 2018, the Company amortized $1,064,867 of the discounts.  The cash, as of June 30, 2018, is held in an escrow account and the shares are carried at $2,455,755, net of unamortized discount of $44,245.

Preferred Stock

In November 2017, the Company’s board of directors designated 100,000 authorized shares of Series A Convertible Preferred Stock (“Series A”). Each share of Series A has a par value of $15.00 and have no voting or dividend rights.  Upon liquidation, dissolution or wining up, the holders of Series A shares are entitled to be paid out of the assets of the Company, if any, ratably with the common stock holders.  Each share of Series A is convertible within one year of issuance into two shares of common stock of the Company.  At any time after 180 days of issuance, the Company has the right, but not the obligation, to redeem all, but not less than all, of the outstanding Series A shares by paying cash, common stock, or a combination of both an amount equal to the par value of the Series A shares. On the one-year anniversary of issuance, the Company has an obligation to redeem the Series A shares for an amount equal to the par value of the Series A shares.

During the six months ended June 30, 2018, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash proceeds of $15,000.

Capital Contributions

During the six months ended June 30, 2018, Omega Commercial Finance Corp made a cash contribution to the company of $12,488. This was classified as capital contribution and recorded in additional paid-in capital.

Common Stock Warrants

As of June 30, 2018, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years.

Temporary Equity

The following is a summary of instruments classified in temporary equity for the six months ended June 30, 2018:

	Redeemable Common Stock	Series 2018 Convertible Preferred Stock	Net Carrying Value
Carrying Value at December 31, 2017	$1,575,281	$15,656	$1,590,937
Discount for extension of put option	(184,393)	-	(184,393)
Amortization of discounts	1,032,215	11,845	1,044,060
Carrying Value at June 30, 2018	$2,423,103	$27,501	$2,450,604

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

Results of Operations

General

We have recognized income from related parties of approximately $17,365 for the six months ended June 30, 2018, resulting primarily from interest earned on our investments at their stated rates, in addition to the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000, offset by the amortization of loan costs incurred.  As of June 30, 2018, the Company had an accumulated deficit of approximately $1,773,922

The following table provides selected balance sheet data as of June 30, 2018.

Balance Sheet Data:	6/30/2018
Cash	$6,969
Restricted cash	2,500,000
Interest Receivable	7,623
Loan Receivable, net of discounts	928,832
Property and Equipment, net	1,689
Total assets	$3,445,113
Total liabilities	$57,634
Temporary Equity	$2,450,604
Shareholders' equity	$936,875

Three Months Ended June 30, 2018 as compared to Three Months Ended June 30, 2017

For the three months ended June 30, 2018, investment income decreased by $3,068, or 25%, from $12,000 for the three months ended June 30, 2017, to $8,932 for the three months ended June 30, 2018, due to investments made in August 2017.

For the three months ended June 30, 2018, administrative expenses increased by $6,190, or 57%, from $10,954 for the three months ended June 30, 2017, to $17,144 for the three months ended June 30, 2018, due to investments made in August 2017.

For the three months ended June 30, 2018, professional fees decreased by $8,112, or 47%, from $17,200 for the three months ended June 30, 2017, to $9,088 for the three months ended June 30, 2018, due to costs incurred in 2017 related to investments made in August 2017.

For the three months ended June 30, 2018, interest expense increased by $103,108 from $0 for the three months ended June 30, 2017, due to the Company’s sale of common stock subject to redemption requirements in September 2017.

Six Months Ended June 30, 2018 as compared to Six Months Ended June 30, 2017

For the six months ended June 30, 2018, investment income increased by $5,365, or 144%, from $12,000 for the six months ended June 30, 2017, to $17,365 for the six months ended June 30, 2018, due to investments made in August 2017.

For the six months ended June 30, 2018, administrative expenses increased by $39,160, or 376%, from $14,186 for the six months ended June 30, 2017, to $53,346 for the six months ended June 30, 2018, due to investments made in August 2017.

For the six months ended June 30, 2018, professional fees increased by $5,148, or 24%, from $21,700 for the six months ended June 30, 2017, to $26,848 for the six months ended June 30, 2018, due to increased costs of filing reports with the SEC, offset by costs incurred in 2017 related to investments made in August 2017.

For the six months ended June 30, 2018, interest expense increased by $1,032,216 from $0 for the six months ended June 30, 2017, due to the Company’s sale of common stock subject to redemption requirements in September 2017.

Liquidity and Capital Resources

During the six months ended June 30, 2018, we used $62,829 in operations due to our operating loss.

During the six months ended June 30, 2018, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $12,488, and the Company received proceeds of $15,000 from the sale of preferred stock.

Although we have raised additional funds through the $850,000 Private Offering, the $2,500,000 Private Offering, the proceeds of which are being held in escrow pending expiration of the Company’s potential obligation to repurchase the shares through August 2018 and the October Private Offering, we believe that we will require substantial additional capital to fund our planned operations, primarily through the Direct Offering.

Critical Accounting Policies and Estimates

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that that our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2018, there have been no changes in our internal control over financial reporting that are materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2018, the Company sold 1,000 share of preferred stock for, $15,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

See ITEM 1A above.

ITEM 6. EXHIBITS

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

31.2

Certification of Chief Financial Officer  pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*     Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA INVESTMENT INC.

Name		Title	Date

By:	/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	August 15, 2018
	TODD C. BUXTON	Title (Principal Executive, Financial and Accounting Officer)	Date

By:	/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	August 15, 2018
	TIMOTHY R. FUSSELL Ph.D	Title	Date