Form 10-Q
period 2018-09-30
Alpha Investment Inc.
filed 2018-11-14
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

☒  Yes      ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.

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
Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	September 30,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash	$535,481	$44,404
Restricted cash held in escrow	2,500,000	2,500,000
Interest receivable	8,681	432
Total Current Assets	3,044,162	2,544,836

Loans Receivable, net:
Loans receivable - related party, net of discounts	929,334	927,842
Loan receivable, net	411,359	-
Total Loans Receivable, net	1,340,693	927,842

Property and Equipment, net:
Furniture and Equipment, net	1,595	1,876
Total Property and Equipment, net	1,595	1,876

TOTAL ASSETS	$4,386,450	$3,474,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$42,119	$51,221
Contract liability	624,426	513
Total Current Liabilities	666,545	51,734

Total Liabilities	666,545	51,734

Redeemable common stock, 166,667 shares, net of discount	2,500,000	1,575,281
Series 2018 Convertible Preferred Stock, net of discount	33,424	15,656
	2,533,424	1,590,937
Commitments and Contingencies

Stockholders' Equity:
Series 2018 Convertible Preferred stock ($0.0001 par value), 20,000,000 shares authorized; 24,000 shares issued and outstanding as of September 30, 2018, and December 31, 2017	2	2
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,000 and -0- shares issued and outstanding as of September 30, 2018, and December 31, 2017, respectively	15,000	-
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,406,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	4,041	4,041
Subscription receivable	(113,000)	(113,000)
Additional paid-in capital	3,137,602	2,590,220
Accumulated deficit	(1,857,164)	(649,380)
Total Stockholders' Equity	1,186,481	1,831,883
Non-controlling Interest in Variable Interest Entity	-	-
Total Equity	1,186,481	1,831,883

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,386,450	$3,474,554

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Income:
Net investment income - related parties	$13,943	$11,439	$31,308	$23,439

General and Administrative Expenses:
Administrative expenses	6,625	1,757	59,970	15,943
Professional fees	25,394	2,200	52,242	23,900
Total General and Administrative Expenses	32,019	3,957	112,212	39,843
Income (Loss) from Operations	(18,076)	7,482	(80,904)	(16,404)

Other Expense:
Interest expense	(76,897)	-	(1,109,113)	-
Total Other Expense	(76,897)	-	(1,109,113)	-

Net Income (Loss)	$(94,973)	$7,482	$(1,190,017)	$(16,404)

Net income (loss) attributable to non-controlling interests	-	-	-	-
Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,922)	-	(17,767)	-

Income (Loss) Attributable to Common Stockholders	$(100,895)	$7,482	$(1,207,784)	$(16,404)

Basic and Diluted Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,406,000	36,550,000	40,406,000	36,550,000

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(1,190,017)	$(16,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock compensation for consulting fees	-	14,500
Depreciation expense	281	-
Accretion of origination fee income	(1,493)	-
Amortization of discount on redeemable common stock	1,109,113	-
Changes in operating assets and liabilities:
Increase in interest receivable	(8,248)	(431)
Increase in contract liability	-	514
Decrease in accounts payable	(9,103)	(2,776)
Increase in loan receivable	-	(625,000)
Increase in deferred origination fee income	712,556	-
Net cash provided by (used in) operating activities	613,089	(629,597)

Cash Flows from Investing Activities
Advances on construction loan	(500,000)	-
Net cash used in investing activities	(500,000)	-

Cash Flows from Financing Activities:
Proceeds from notes payable-related party	-	3,000
Proceeds from stockholder contribution	362,988	37,580
Proceeds from the sale of common stock	-	3,350,000
Proceeds from the sale of preferred stock	15,000	-
Net cash provided by financing activities	377,988	3,390,580

Net increase in cash	491,077	2,760,983
Cash and restricted cash at beginning of period	2,544,404	382
Cash and restricted cash at end of period	$3,035,481	$2,761,365

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for:
Interest	$-	$-
Income Taxes	$-	$-

Schedule of Non-Cash Financing Activity:
Issuance of warrants for extension of common stock redemption date	$184,394	$-

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed consolidated or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for future periods or the full year.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Jersey Walk Phase I, LLC (“Jersey Walk”), and Paris MED CP, LLC (“Paris Med”), a variable interest entity of which the Company is considered its primary beneficiary.  All intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of September 30, 2018, the Company had no cash equivalents.

Restricted Cash Held in Escrow

The Company had $2,500,000 of restricted cash held in escrow from the sale of commons stock to an investor that had the right to require the Company to repurchase the common stock for $2,500,000 through November 19, 2018.  Upon expiration of these rights, the cash will be released from escrow.

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

When a loan receivable is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria.  As of September 30, 2018, since all loans receivable are considered performing according to their payment terms, no accounts receivable aging schedule or credit quality indicators are necessary.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management determined that no allowance for loan losses was necessary as of September 30, 2018 and December 31, 2017.

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega.  Through September 30, 2018, the Company has provided 100% of the funding of the Paris Med construction loan, which is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of September 30, 2018, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of September 30, 2018, Paris Med has total assets of $500,000, consisting solely of advances made pursuant to its construction loan agreement, and had no liabilities.  See Note 3.  For the nine months ended Septemebr30, 2018, Paris Med had no activity other than the advancement of amounts pursuant to the construction loan.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Common stock warrants to purchase 520,000 shares of common stock were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2018, because their impact was anti-dilutive.  There were no potentially dilutive securities outstanding during the nine months ended September 30, 2017.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2018. 100% of the Company’s loans receivables are with related parties.

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

NOTE 3 – LOANS RECEIVABLE, NET

Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of September 30, 2018, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date.  As of September 30, 2018 the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of September 30, 2018, the gross loan receivable balance is $250,000.

Non-Binding Memorandum with Diamond Ventures Funds Management LLC

The Company and Diamond Ventures Funds Management LLC (“DVFM”) have executed a non-binding Memorandum of Understanding (“MOU”) in connection a Share Exchange & Acquisition of Membership interest that, if consummated, would result in n acquisition of up to up to a 40% interest in  DVFM.  The terms of the exchange are not public at this time.  Upon the signing of the MOU, the Company received a $25,000 advance as part of the Business Line of Credit to be established as part of the MOU.  The funds are to be exclusively used for business purposes solely related to accounting and legal fees.

The following is a summary of loans receivable as of September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017
Principal Amount Outstanding	$932,500	$932,500
Unamortized Discounts	(3,166)	(4,658)
Net Carrying Value	$929,334	$927,842

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, consisting of three notes as follows:

1)

Construction financing in the amount of $90,204,328, maturing in 10 years, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan.  As of September 30, 2018, Paris Med has made $500,000 of advances pursuant to the construction loan.  The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying condensed consolidated balance sheets and amortized into income over the terms of the underlying loans.  During the nine months ended September 30, 2018, the Company amortize $3,759 of the discount and the loan is carried at $411,359, net of unamortized discount of $88,641.

2)

Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment.  As of September 30, 2018, no amounts have been advanced pursuant to the equipment financing note.

3)

Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years.  As of September 30, 2018, no amounts have been advanced pursuant to the line of credit.

The following is a summary of loans receivable as of September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017
Principal Amount Outstanding	$500,000	$-
Unamortized Discounts	(88,641)	-
Net Carrying Value	$411,359	$-

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Construction Loan with CMT Developers, LLC

On September 26, 2018, the Company, through a  newly formed, wholly-owned limited liability company, owns 100% of Jersey Walk Phase I, LLC (“Jersey Walk”), with all income going to the Company and has entered into a construction loan agreement with an unrelated party, CMT Developers, LLC (“CMT”), pursuant to which, CMT executed a promissory note in the favor of  Jersey Walk in the amount of $73,496,002. This amount shall be advanced to CMT as required for the completion of the construction of and development of two multi-family residences in Lakewood, New Jersey.  All amounts advanced under the construction loan agreement are secured by the construction project and due by  September 30, 2028.  As of September 30, 2018, no amounts had been advanced pursuant to the construction loan agreement.  Pursuant to the construction loan agreement, the Company is to receive a loan origination fee equal to 1.85% of the loan amount, or $1,259,192, of which $624,596 was received by September 30, 2018, and recorded as deferred loan origination fees to be amortized into income over the term of the loan. CMT and its members are David Kramer, Dov Zabrowsky, Martin Zelcer, Yaakov Glatzer, and Moshe Glatzer.

Litigation

The Company is not presently involved in any litigation.

NOTE 5 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,857,164 as of September 30, 2018 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

3.

Investment in Paris MED CP, LLC

During the nine months ended September 30, 2018, the Company acquired a 10% interest in Paris MED CP, LLC, which is a commonly owned entity that plans to finance the construction of a medical park, for cash consideration of $100.  During the nine months ended September 30, 2018, the Company received loan origination fees from Paris MED CP, LLC in the amount of $92,400, which is included in loans receivable on the accompanying condensed consolidated balance sheets and amortized into income over the term of the underlying loans.

NOTE 7 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing.  The Incentive Plan is administered by the board of directors.  5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of September 30, 2018, there are 1,375,000 shares available for issuance under the plan and no options outstanding.

Common Stock

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor had the right to require the Company to repurchase the shares for $2.5 million at anytime through December 2017.  Accordingly, the amounts received are presented as a temporary equity as of September 30, 2018 and December 31, 2017.  In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date.   In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May and June 2018.  As consideration for the extensions, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 65,000 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded additional discounts of $184,394, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.  In October 2018, the option period was further extended to November 19, 2018.   As consideration for the extension, the Company agreed to allow the investor to direct the investment of the restricted cash into one more investment types, such stock, money market accounts or similar investments.  The investor was also granted the right to withdrawal any restricted cash in excess of $2.5 million.   During the nine months ended September 30, 2018, the Company amortized $1,109,113 of the discounts.  The cash, as of September 30, 2018, is held in an escrow account, the shares are carried at $2,500,000, and there is no remaining unamortized discount.

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

During the nine months ended September 30, 2018, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash proceeds of $15,000.

Capital Contributions

During the nine months ended September 30, 2018, Omega Commercial Finance Corp made a cash contribution to the company of $12,488. This was classified as capital contribution and recorded in additional paid-in capital.

Common Stock Warrants

As of September 30, 2018, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years.

Temporary Equity

The following is a summary of instruments classified in temporary equity for the nine months ended September 30, 2018:

	Redeemable Common Stock	Series 2018 Convertible Preferred Stock	Net Carrying Value
Carrying Value at December 31, 2017	$1,575,281	$15,656	$1,590,937
Discount for extension of repurchase obligation	(184,394)	-	(184,394)
Amortization of discounts	1,109,113	17,768	1,126,881
Carrying Value at September 30, 2018	$2,500,000	$33,424	$2,533,424

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

Recent Activities - Commercial Real Estate Lending

The Company has announced its roll-out of their new Tier 1 Construction to Mini-Perm lending Program which can go as  high  as  85% LTC and designed to fund only draw request as the funds are needed by the Borrower. The Tier 1 Construction to Min-Perm  lending  Program  is available for most asset classes including, Medical, Hospitality, Multi-Family, Industrial, PUD Development and more. Loan amounts start at $3M and up to $150M, higher loan amounts are available on a case by case basis. The key features of the Tier 1 Construction to Min-Perm lending Program are lower rates, quick closings, will finance most asset classes, Interest Reserves and Origination points are financed on top of the base loan  amount,  no  conversion  fees  when  converting  from  Construction  to Permanent Loan and more. The “Indicative” Terms for this financing program are as follows:

•

Up to 85% LTC

•

Borrower must own their land

•

Have 15% - 20% Capital to bring

•

Rates starting at 4.625% I/O (i.e. Interest Only)

•

Term 120 months not to exceed

•

Interest Reserves financed on top of base loan amount

•

Origination points financed on top of base loan amount (case by case decisions)

•

Close as quick as 2 weeks from approved underwriting

Results of Operations

General

We have recognized income from related parties of approximately $31,308 for the nine months ended September 30, 2018, resulting primarily from interest earned on our investments at their stated rates, in addition to the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000, and in cash, offset by the amortization of loan costs incurred.  As of September 30, 2018, the Company had an accumulated deficit of approximately $1,857,200.

The following table provides selected balance sheet data as of September 30, 2018.

Balance Sheet Data:	9/30/2018
Cash	$535,481
Restricted cash	2,500,000
Interest Receivable	8,681
Loan Receivable, net of discounts	1,340,693
Property and Equipment, net	1,595
Total assets	$4,386,450
Accounts payable	42,119
Contract liability	624,426
Total liabilities	$666,545
Temporary Equity	$2,533,424
Shareholders' equity	$1,186,481

Three Months Ended September 30, 2018 as compared to Three Months Ended September 30, 2017

For the three months ended September 30, 2018, investment income increased by $2,504, or 22%, from $11,439 for the three months ended September 30, 2017, to $13,943 for the three months ended September 30, 2018, due to investments made in August 2017.

For the three months ended September 30, 2018, administrative expenses increased by $4,868, or 277%, from $1,757 for the three months ended September 30, 2017, to $6,625 for the three months ended September 30, 2018, due to investments made in August 2017.

For the three months ended September 30, 2018, professional fees increased by $23,194, or 1,054%, from $2,200 for the three months ended September 30, 2017, to $25,394 for the three months ended September 30, 2018, due to increased costs of filing reports with the SEC, offset by costs incurred in 2017 related to investments made in August 2017.

For the three months ended September 30, 2018, interest expense increased by $76,897 from $0 for the three months ended September 30, 2017, due to the Company’s sale of common stock subject to redemption requirements in September 2017.

Nine Months Ended September 30, 2018 as compared to Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, investment income increased by $7,869, or 34%, from $23,439 for the nine months ended September 30, 2017, to $31,308 for the nine months ended September 30, 2018, due to investments made in August 2017.

For the nine months ended September 30, 2018, administrative expenses increased by $44,028, or 276%, from $15,943 for the nine months ended September 30, 2017, to $59,971 for the nine months ended September 30, 2018, due to investments made in August 2017.

For the nine months ended September 30, 2018, professional fees increased by $28,342, or 119%, from $23,900 for the nine months ended September 30, 2017, to $52,242 for the nine months ended September 30, 2018, due to increased costs of filing reports with the SEC, offset by costs incurred in 2017 related to investments made in August 2017.

For the nine months ended September 30, 2018, interest expense increased by $1,109,113 from $0 for the nine months ended September 30, 2017, due to the Company’s sale of common stock subject to redemption requirements in September 2017.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, we generated $613,090 from operations, primarily the result of the receipt of loan origination fees of $712,557, compared to $629,597 used in operations in 2017 primary resulting from loans made in 2017.

During the nine months ended September 30, 2018, the Company invested $500,000 in Paris Med CP, LLC, a related party that was created by Omega Commercial Finance Corp, which controls 90% ownership interest with the remaining 10% by the Company for the sole purpose to secure a commercial real estate mortgage loan as the Lender to Paris Medical Hospital Assets LLC (the “Borrower”).

During the nine months ended September 30, 2018, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of $362,988, and the Company received proceeds of $15,000 from the sale of 1,000 shares of preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures”, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company’s Chief Executive Officer and Acting Chief Financial Officer (our principal executive, financial and accounting officer) concluded that that our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2018, there have been no changes in our internal control over financial reporting that are materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Section 302
32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA INVESTMENT INC

/s/ Todd C. Buxton	Chief Executive Officer and Acting Chief Financial Officer	November 14, 2018
TODD C. BUXTON	Title (Principal Executive, Financial and Accounting Officer)	Date