Form 10-K
period 2018-12-31
Alpha Investment Inc.
filed 2019-04-15
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURUTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number 333-198772

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0998139
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 East Campus View Blvd., Suite 200

Columbus, OH  43235

(305) 704-3294

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
		(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of June 30, 2018, the end of the registrant’s most recently completed 2nd quarter, no market value has been computed because no active trading market had been established.

As of April 1, 2019, the registrant had 43,406,000 shares of common stock outstanding.

ALPHA INVESTMENT INC

TABLE OF CONTENTS

Part I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our consolidated financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We expect to offer financing across a broad-spectrum of asset backed and commercial real asset type collateral at all points within an asset’s capital property type such as office, retail, industrial, multi-family, and hospitality.  Alpha Investment Inc. (“Alpha Investment”, “ALPC”, or “the Company”) will coordinate its lending initiatives with outside commercial real estate loan brokers, which have access to commercial real estate owners seeking financing or refinancing opportunities, and with loan origination firms that have Borrowers seeking loans. This will enable ALPC to broaden its access to new Borrowers and to develop and implement financing solutions for these other lenders, mortgage bankers, borrowers, and owners. In the event the Company uses 3rd party loan origination services and underwriters, the Company will cover these costs in accordance with industry standard fees.

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

Alpha Investment’s capital resources have been limited to date, which has restricted its business activities to organizational matters, as well as planning implementation of its proposed business.  Alpha Investment’s ability to implement that plan will be subject to raising significant capital, primarily from the proceeds of the sales of Securities pursuant to its registration statement on Form S-1 declared effective on August 2, 2018 (“Direct Offering”).

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

The Commercial Real Estate Lending Product

Operationally, management believes the market for commercial mortgage loans will offer opportunities for the deployment of capital we raise.  The commercial real estate (“CRE”) markets have suffered greatly in recent years beginning with the 2008 U.S. financial market crisis, which resulted in a steep and prolonged recession. However, as the lending markets have steadily recovered along with market leaders such as large banks Wells Fargo, JP Morgan Chase, Bank of America and Capital One, believe CRE lending landscape has now stabilized in select Centralized Business Districts known as “ CBD’s ” and afford extremely attractive opportunities for deploying capital. Thus, we will focus on positioning the Company to seize this opportunity within this market.  We believe that our proposed business model is comparable to that currently being used by some of the top-level commercial real estate lender industry professionals. However, to compete and succeed within this industry, we, plan to work with our correspondent lenders in developing a proprietary pricing and lending model for the commercial real estate finance debt and equity market.  If we are able to do so, as to which no assurance can be given, we believe that we will have a strategic advantage to compete in the market.

Key Operational Highlights – CRE Loans

●

The overall core property CRE lending market is vast and global pushing well above a trillion dollars so we believe there are significant business opportunities that will afford the Company continued growth.

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

●

Capital Markets: The next three years will likely see cap rates flat at best or rising, which we expect will outstrip property income growth. The economy’s performance over the period will determine whether commercial real estate values continue to rise mildly, remain relatively flat or decline mildly or moderately.

●

Office: U.S. office market growth should continue in 2018, but at a slower pace, due to higher completions and the tight labor market’s impact on tenant demand.

●

Occupier: Labor remains the primary challenge facing corporations. Even as they lower their space requirements, many occupiers are reinventing or adapting their workplace standards to meet employee demand for amenity-focused, flexible, technology-driven work environments.

●

Industrial & Logistics: Although we are well along in the economic cycle, in the e-commerce/omnichannel cycle we are not, so demand for high-quality, well-located industrial real estate should not wane anytime soon. In most markets, a lack of quality space options is challenging those seeking to expand their supply chains.

●

Retail: Changing demographics, consumer expectations and omnichannel retailing will continue to reshape retail and its real estate environment in 2018. The consumer trend toward off-price and discount retail will continue, with mid-range retailers seeking new ways to limit share losses to lower-priced players.

●

Multifamily: Developers are poised to register the second-highest annual completions count of this cycle in 2018, down by 9.2% from 2017’s cycle peak. Because apartment starts began to slow in 2017, the multifamily market will get a reprieve from new supply by late 2018 and throughout 2019.

●

Hotel: Forecasts for continued U.S. economic expansion portend a favorable year ahead for the U.S. lodging industry, with forecasts of income and employment growth — coupled with slowing supply growth — promising increased demand for hotels.

●

Data Centers: The U.S. wholesale data center market continues to thrive, with sustained record-setting absorption levels for the past three years. Transformation and flexibility are the key themes in the multi-tenant data center space in 2018.

●

Life Sciences: The greater health care needs of an aging population and quickening advancement in software and computing power have prompted strong biotech employment growth, with demand surges in most major markets and double-digit rent growth in some. But with the unsustainable rise in health care costs, the industry is under pressure to identify new, more effective, less costly solutions.

●

Medical Office: The direction of health care policy and payment mechanisms may remain uncertain, but rapid growth in the older population will remain a significant tailwind for medical-office demand in the years ahead.

●

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

Competition

A number of much larger proven commercial real estate lenders such as JP Morgan Chase, Bank of America, Goldman, Apollo Commercial Real Estate, and RAIT currently have established operations with large balance sheets and back office staff. However, we are a non-banking institution and are not regulated like the larger banks or typical CMBS lender in that we are not “pigeon holed” into immediately securitizing our assets. Rather we elect to use the standardized securitization underwriting characteristics to originate loans, consequently to mitigate liquidity-risk (i.e. recapitalization) with the ability to hold these loans on the un-tainted balance sheet in order to garner stable income to yield strong growth and market share.  However, as most of these lenders have far longer operating histories and significantly larger financial resources than we do, there can be no assurance given that we can effectively compete.

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

The audit report we received with respect to our year-end 2018 consolidated financial statements contains an explanatory paragraph referencing our conclusion that substantial doubt exists as to our ability to continue as a “going concern.”

The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,281,217 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

On September 20, 2017, we consummated the sale of 166,667 Shares to a single accredited investor for $2,500,000 or $15.00 per Share in the $2,500,000 Private Offering. At closing, the aggregate gross proceeds of $2,500,000 were deposited in the escrow account of the Escrow Agent, purchaser’s counsel.  Pursuant to the terms of the $2,500,000 Private Offering, an subsequent amendments thereto, the purchaser has the right, exercisable through June 28, 2019, with the most recent extension, to cause the company to repurchase the Shares at the purchase price paid.  If the purchaser exercises that right, the proceeds from the $2,500,000 Private Offering will not be released to the Company and accordingly our financial condition and business operations may be harmed.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Based on the most recent evaluation of our internal controls as of December 31, 2018, management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level in that:

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

Omega, our principal stockholder, owns, approximately 88.0% of our issued and outstanding common stock. Accordingly, they will be able to effectively control the election of directors, as well as all other matters requiring stockholder approval.  The interests of Omega may differ from the interests of other stockholders with respect to the issuance of Shares, business transactions with other companies, selection of other directors and other business decisions.  The minority stockholders have no way of overriding decisions made by Omega.  This level of control may also have an adverse impact on the market value of our Shares because Omega may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of Shares to significantly decrease our price per Share.

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

Holders

As of April 4, 2019, we had 43,406,000 shares of common stock issued and outstanding and 42 shareholders of record of our common stock.

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

Results of Operations

General

We have recognized income from related parties of approximately $46,799 for the year ended December 31, 2018, compared to $48,646 for the year ended December 31, 2017, resulting from the amortization of loan origination fees received in the form of a notes receivable and cash, offset by the amortization of loan costs incurred.  As of December 31, 2018, the Company had an accumulated deficit of approximately $1,981,000.

The following table provides selected balance sheet data as of December 31, 2018.

Consolidated Balance Sheet Data:	12/31/2018
Cash	$11,286
Restricted cash	$2,500,099
Loans Receivable – related parties, net of discounts	$925,178
Loans Receivable, net of discounts	$173,449
Total assets	$3,630,680
Current liabilities	$70,904
Total liabilities	$70,904
Temporary equity	$2,839,346
Shareholders' equity	$720,430

Years ended December 31, 2018 as compared to year ended December 31, 2017

For the year ended December 31, 2018 we generated approximately $47,000 in revenues, resulting from the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $1,146,996 and consulting revenue of $12,000.  All of these revenues were generated from the Company’s lending operations.   For the year ended December 31, 2017 we generated approximately $47,000 in revenues, resulting from the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000 and consulting revenue of $12,000.  For 2017, all of these revenues were generated from the Company’s lending operations following completion of the Control Share Sale.  Revenues are offset by $420,000 in service costs, primarily loan broker fees which are being amortized over the life of the related loans.  We incurred $550,223 in operating expenses during the 2018 period, compared to $393,151 in 2017.

Liquidity and Capital Resources

During the year ended December 31, 2018, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of approximately $321,000.

Although we have raised additional funds through the $850,000 Private Offering, the $2,500,000 Private Offering, the proceeds of which are being held in escrow pending expiration of the Company’s potential obligation to repurchase the shares through June 2019 and the October Private Offering, we believe that we will require substantial additional capital to fund our planned operations, primarily through the Direct Offering.

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

Item 8. Financial Statements

SOLES, HEYN & COMPANY
Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alpha Investment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha Investment Inc. (the Company) as of December 31, 2018 and 2017 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company had accumulated losses of approximately $2.3 million has generated limited revenue, and may experience continued losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Soles, Heyn & Company LLP

We have served as the Company's auditors since 2018.

Soles, Heyn & Company, LLP
West Palm Beach, Florida
April 12, 2019

120 S. Olive Ave., Suite 501, W. Palm Beach, FL 33401 | Phone: 561-429-6625 | Fax: 1-888-726-9029
Member AICPA www.SolesHeynCPA.com Member FICPA

Alpha Investment Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash	$11,286	$44,404
Restricted cash held in escrow	2,500,099	2,500,000
Interest receivable	19,167	432
Total Current Assets	2,530,552	2,544,836

Other Assets:
Loans receivable - related party, net of discounts	925,178	927,842
Loans receivable, net of discounts	173,449	-
Total Other Assets	1,098,627	927,842

Property and Equipment, net:
Furniture and Equipment, net	1,501	1,876
Total Property and Equipment, net	1,501	1,876

TOTAL ASSETS	$3,630,680	$3,474,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$70,391	$51,221
Contract liability	513	513
Total Current Liabilities	70,904	51,734
Total Liabilities	70,904	51,734

Redeemable Common Stock, net of discount; ($0.0001 par value), 100,000,000 shares authorized, 166,667 shares issued and outstanding as of December 31, 2018 and 2017	2,500,000	1,575,281
Series 2018 Convertible Preferred Stock, net of discount ($0.0001 par value), 100,000 shares authorized; 44,000 shares issued and outstanding as of December 31, 2018 and 2017	452,346	128,656
Subscription receivable	(113,000)	(113,000)
	2,839,346	1,590,937

Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 and -0- shares issued and outstanding as of December 31, 2018 and 2017, respectively	17,505	-
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,239,333 shares issued and outstanding as of December 31, 2018 and 2017	4,024	4,024
Additional paid-in capital	2,980,118	2,474,737
Accumulated deficit	(2,281,217)	(649,380)
Total Equity	720,430	1,831,883
Non-controlling interest in variable interest entities	-	-
Total Stockholders' Equity	720,430	1,831,883
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,630,680	$3,474,554

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Income:
Net investment income - related parties	$46,799	$48,646
Total Income	46,799	48,646

General and Administrative Expenses:
Management fee - related party	-	150,000
Officer compensation paid with preferred stock	300,000	-
Administrative expenses	140,093	94,845
Professional fees	110,130	148,306
Total General and Administrative Expenses	550,223	393,151
Loss from Operations	(503,424)	(344,505)

Other Expense:
Interest expense	(1,104,724)	(240,427)
Total Other Expense	(1,104,724)	(240,427)

Net Loss	$(1,608,148)	$(584,932)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(23,689)	(1,974)

Net Loss Attributable to Non-controlling Interests	-	-

Net Loss Attributable to Common Stockholders	$(1,631,837)	$(586,906)

Basic and Diluted Loss Per Share	$(0.04)	$(0.02)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,402,667	38,522,432

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statement of Changes in Shareholders' Equity (Deficit)

For the Years Ended December 31, 2018 and 2017

			Series A Convertible		Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	36,550,000	$3,655	-	$-	$850	$(62,474)	$(57,969)
Debt Forgiveness from related party	-	-	-	-	55,715	-	55,715
Stockholder contribution	-	-	-	-	25,000	-	25,000
Sale of Common Stock	64,333	6	-	-	976,994	-	977,000
Common stock issued for services	3,625,000	363	-	-	14,137	-	14,500
Issuance of warrants with sale of preferred stock	-	-	-	-	236,897	-	236,897
Issuance of warrants with sale of redeemable common stock	-	-	-	-	1,165,146	-	1,165,146
Issuance of warrants with sale of redeemable common stock	-	-	-	-	-	-	-
Proceeds from the sale of preferred stock	-	-	167	2,505	(5)	-	2,500
Amortization of discounts on Series 2018 preferred stock	-	-	-	-	-	(1,974)	(1,974)
Net loss for the year ended December 31, 2017	-	-	-	-	-	(584,932)	(584,932)
Balance, December 31, 2017	40,239,333	4,024	167	2,505	2,474,734	(649,380)	1,831,883
Stockholder contribution	-	-	-	-	320,990	-	320,990
Sale of preferred stock	-	-	1,000	15,000	-	-	15,000
Issuance of Parent Company Stock for extension of common stock repurchase obligation	-	-	-	-	184,394	-	184,394
Amortization of discount on redeemable preferred stock	-	-	-	-	-	(23,689)	(23,689)
Net loss	-	-	-	-	-	(1,608,148)	(1,608,148)
Balance, December 31, 2018	40,239,333	$4,024	1,167	$17,505	$2,980,118	$(2,281,217)	$720,430

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(1,608,148)	$(584,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	-	14,500
Depreciation Expense	375	-
Accretion of origination fee income	(3,385)	(5,342)
Amortization of discount on redeemable common stock	1,109,113	240,427
Issuance of preferred stock for officer compensation	300,000	-
Changes in operating assets and liabilities:
Increase in interest receivable	(18,834)	(432)
Increase (Decrease) in accounts payable	19,270	45,585
Increase in contract liability	700,600	513
(Increase) in accounts receivable	-	-
Net cash provided by (used in) operating activities	498,992	(289,681)

Cash Flows from Investing Activities:
Advances on construction loan	(868,000)	-
Investments in notes receivable	-	(502,500)
Payment of issuance costs related to notes receivable	-	(420,000)
Purchase property and equipment	-	(1,877)
Net cash used in investing activities	(868,000)	(924,377)

Cash Flows from Financing Activities:
Proceeds from notes payable-related party	-	3,000
Proceeds from stockholder contribution	320,990	25,000
Proceeds from the sale of common stock	-	3,479,500
Proceeds from the sale of preferred stock	15,000	250,580
Net cash provided by financing activities	335,990	3,758,080

Net increase (decrease) in cash	(33,018)	2,544,022
Cash at beginning of year	2,544,404	382
Cash and restricted cash at end of year	$2,511,386	$2,544,404

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$-	$-
Income Taxes	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Forgiveness of stockholder debt	$-	$55,715
Issuance of warrants with common stock	$-	$1,165,146
Issuance of warrants with preferred stock	$-	$236,897
Issuance of warrants for extension of common stock redemption date	$184,394	$1,165,146

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Restricted Cash Held in Escrow

The Company has $2,500,099 of restricted cash held in escrow from the sale of commons stock to an investor that has the right to require the Company to repurchase the common stock for $2,500,000 through June 2019.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property.  Management determined that no allowance for loan losses was necessary as of December 31, 2018.

Property and Equipment

Property and equipment are stated at cost.  Equipment and fixtures are depreciated using the straight-line method over the estimated asset lives, 5 years.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As December 31, 2018, tax years since 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega.  Through December 31, 2018, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2018, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of December 31, 2018, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third party construction loan agreement, and had no liabilities.  See Note 3.  For the year ended December 31, 2018, Paris Med had no activity other than the advancement of amounts pursuant to the construction loan.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no material income earned or losses incurred to date by Paris Med.

Fair Value

The carrying amounts reported in the balance sheet for cash and accounts payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  In addition to 166,667 shares of redeemable common stock classified as temporary equity, 350,000 shares underlying common stock warrants were excluded from the computation of diluted loss per share for the years ended December 31, 2018 and 2017, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2018. As of December 31, 2018, 52% of the Company’s net loans receivables are with related parties.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2029. The adoption of this ASU is not expected to have a material effect on the Company’s financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15,2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Company’s financial statements.

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

NOTE 3 – LOANS RECEIVABLE, NET

Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of December 31, 2018 and 2017, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date.  As of December 31, 2018 and 2017, the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes.  The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of December 31, 2018 and 2017, the gross loan receivable balance is $250,000.

Non-Binding Memorandum with Diamond Ventures Funds Management LLC

The Company and Diamond Ventures Funds Management LLC (“DVFM”) have executed a non-binding Memorandum of Understanding (“MOU”) in connection with ongoing discussions regarding a Share Exchange & Acquisition of Membership interest into DVFM that will facilitate up to a 40% acquisition of DVFM.  The terms of the exchange are not public at this time.  Upon the signing of the MOU, the Company received a $25,000 advance from the Business Line of Credit to be established as part of the MOU.  The funds are to be exclusively used for business purposes solely related to accounting and legal fees.

The following is a summary of mortgages receivable as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Principal Amount Outstanding	$932,500	$932,500
Unaccreted Discounts	(7,322)	(4,658)
Net Carrying Value	$925,178	$927,842

Third Parties

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)

Construction financing in the amount of $90,204,328, maturing in 10 years, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan.  As of December 31, 2018, Paris Med has made $558,000 of advances pursuant to the construction loan.  The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans.  During the year ended December 31, 2018, the Company amortized $6,049 of the discount and the loan is carried at $471,648, net of unamortized discount of $86,351.

2)

Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment.  As of December 31, 2018, no amounts have been advanced pursuant to the equipment financing note.

3)

Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years.  As of December 31, 2018, no amounts have been advanced pursuant to the line of credit.

4)

The notes are secured by the assignment of leases and fixed assets related to the project.

On September 26, 2018, the Company, through a newly formed, wholly-owned limited liability company, owns 100% of Jersey Walk Phase I, LLC (“Jersey Walk”), with all income going to the Company and has entered into a construction loan agreement with an unrelated party, CMT Developers, LLC (“CMT”), pursuant to which, CMT executed a promissory note in the favor of  Jersey Walk in the amount of $73,496,002. This amount shall be advanced to CMT as required for the completion of the construction of and development of two multi-family residences in Lakewood, New Jersey.  All amounts advanced under the construction loan agreement are secured by the construction project and due by September 30, 2028.  As of December 31, 2018, $310,000 has been advanced by Jersey Walk to CMT pursuant to the construction loan agreement.  Pursuant to the construction loan agreement, Jersey Walk is to receive a loan origination fee equal to 1.85% of the loan amount, or $1,259,192, of which $624,596 was received during the year ended December 31, 2018, and recorded as deferred loan origination fees to be amortized into income over the term of the loan.

The following is a summary of loans receivable as of December 31, 2018, and December 31, 2017:

	December 31, 2018	December 31, 2017
Principal Amount Outstanding	$868,000	$-
Unamortized Discounts	(694,551)	-
Net Carrying Value	$173,449	$-

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  As of December 31, 2018 the Company had a net operating loss carry-forward of approximately $610,000.

The Company is subject to United States federal and state income taxes at an approximate rate of 34% through December 31, 2017 and 29% for the year ended December 31, 2018.  Future taxable income is expected to be subject to an approximate rate of 21%.  The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2018	December 31, 2017
Statutory rates (federal and state)	29%	34%
Permanent differences	(24)%	(14)%
Valuation allowance change and change in tax rate	(5)%	(20)%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.  The significant components of deferred income tax assets and liabilities at December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Net operating loss carryforward	$177,017	$118,024
Valuation allowance	(177,017)	(118,024)
Net deferred income tax asset	$-	$-

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

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $2.3 million as of December 31, 2018 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

1.

Related Party Loan

Since inception the Company received cash totaling $52,500 from Malcolm Hargrave, the previous director, in the form of a promissory note. The loan accrued interest at an annual rate of 4%. On March 17, 2017, Malcolm Hargrave signed an agreement to forgive all debt, including unpaid interest, totaling $55,715, which was recorded as a capital contribution during 2017.

2.

Consulting revenue

On May 1, 2017 the company billed Omega Commercial Finance Corp., the 88.00% shareholder, $12,000 for consulting services in capital markets activities rendered, such as defining appropriate capital raising mechanisms and types of Offerings to utilize what best benefits the Company’s verticals overall strategies to implement within the capital markets for growth and increased shareholder value, effective means to create relationships within the commercial real estate sector for target mergers and acquisitions, loan financing requests, distressed commercial real estate portfolios.  There were no such billings during the year ended December 31, 2018.

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

The Company did not earn any broker fees from related parties during the year ended December 31, 2018.

4.

Management Fee

During the year ended December 31, 2017, Omega Commercial Finance Corp was paid $150,000 in management fees pursuant to a corporate governance management agreement executed on June 1, 2017.  Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year.  Effective January 1, 2018, the Management Fee of $150,000 was waived by Omega Commercial Finance Corporation. The agreement remains in effect until cancelled by Omega.  There were no such fees incurred for the year ended December 31, 2018.

5.

Loans receivable

The Company has extended lines of credit and loans to related parties.  See Note 3.

6.

Investment in Paris MED CP, LLC

During the year ended December 31, 2018, the Company acquired a 10% interest in Paris MED CP, LLC, which is a commonly owned entity, for cash consideration of $100, and established a loan agreement to finance the construction of a medical park.  On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party.  See Note 3.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing.  The Incentive Plan is administered by the board of directors, and 5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. During the year ended December 31, 2017, the Company granted restricted stock awards of 3,625,000 shares to six consultants.  As of December 31, 2018, there are 1,375,000 shares available for issuance under the plan.

Temporary Equity

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor has the right to require the Company to repurchase the shares for $2.5 million at anytime through December 2017.  Accordingly, the amounts received are presented as a temporary equity as of December 31, 2018.  In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date.   In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May and June 2018.  As consideration for the extensions, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 65,000 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded additional discounts of $184,394, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.  In October 2018, the option period was further extended to November 19, 2018.   As consideration for the extension, the Company agreed to allow the investor to direct the investment of the restricted cash into one more investment types, such stock, money market accounts or similar investments.  The investor was also granted the right to withdrawal any restricted cash in excess of $2.5 million.  In November 2018, the option was further extended to January 12, 2019.   In March 2019, the option period was extended to June 2019.  During the year ended December 31, 2018 and 2017, the Company amortized $1,104,724 and $240,427, respectively, of the discount.  The cash, as of December 31, 2018 and 2017, is held in an escrow account and, as of December 31, 2017, the shares are carried at $1,575,281, net of unamortized discount of $924,719.  There is no remaining unamortized discount as of December 31, 2018.

On November 27, 2017, 16,667 shares of Series 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance.  The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date.  The balance of the preferred stock reflected in temporary equity as of December 31, 2018, was $39,346, net of unamortized discount of $211,233.

In November 2017, The Company also issued to the investor, 7,333 shares of Series 2018 Convertible Preferred Stock pursuant to the subscription agreement.  As of December 31, 2018, the Company has yet to receive the proceeds for these shares as presents the par value of these shares as subscription receivable.

During the year ended December 31, 2018, the Company issued 20,000 shares of Series 2018 Convertible Preferred Stock to its chief executive officer as compensation for services provided.   The Company estimated the fair value of the shares, based on recent sales for cash, of $300,000, as compensation expense for the year ended December 31, 2018.

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

Preferred Stock

In November 2017, the Company’s board of directors authorized the issuance of 100,000 shares of Series A Convertible Preferred Stock, which have a par value of $15.00, provides its holders with no voting rights or dividends, entitles its holders to a liquidation preference over common stockholders equal to its par value, and allow for conversion into 2 shares of common stock per one share of 2018 Convertible Preferred Stock at the option of the holder for a period of one-year from issuance at the option of the holder.

On December 6, 2017, 167 shares of Series A Convertible Preferred Stock were issued at a value of $15.00 per share to one entity in exchange for cash of $2,500.

During the year ended December 31, 2018, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash consideration of $15,000.

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

During the year ended December 31, 2018, Omega Commercial Finance Corp, 80% parent company, made capital contributions to the Company totalling $320,990.

Common Stock Warrants

During the year ended December 31, 2017, in connection with the issuance of preferred stock, the Company issued warrants to purchase 350,000 shares for an exercise price of $15.00 over five years.

During the year ended December 31, 2017, in connection with the issuance of common stock, the Company issued warrants to purchase 170,000 shares for an exercise price of $15.00 over five years.

The fair value of the warrants issued during the year ended December 31, 2017 was estimated using the Black Scholes Method and the following assumptions: volatility – 128% - 130%; expected term – 5 Years; risk free rate – 2.06% - 2.16%; dividend rate – 0.0%

NOTE 9 – SUBSEQUENT EVENTS

On January 31, 2019, the Company, through Jersey Walk Phase I, LLC, entered into a Sale of Membership Interest Agreement (the “Purchase Agreement”) with CMT Developers LLC (“CMT”).  Pursuant to the Purchase Agreement, the Company acquired 100% of CMT’s membership interests, in exchange for the issuance to CMT of 3,000,000 shares of common stock.  Through its ownership of CMT, the Company now holds title to an approximately six-acre parcel of land in Elizabeth, New Jersey, on which 274 luxury apartments are under construction in Phase 1 of the development with an additional 400 units to be added in Phase II of the development. Furthermore, the property has a September 20, 2018 MAI “As Is” appraised value of $44,800,000.  Moreover, the Company intends to complete a new appraisal for GAAP reporting requirements as a public company.

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC. Alameda Partners is a Utah Limited Liability Company that contributed $1,000,000 for 10% ownership of the SPV, and will be the managing member.  The capital shall be used to implement the strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its up-listing to the NYSE. The Members of Alameda Partners LLC have decades of experiences in the commercial real estate industry as property developers, owners, and managers  and currently holds over $50-million in commercial real estate assets. They have been appointed as the Managing Members of the SPV, while ALPC controls and holds 90% ownership.  The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Revised 2013). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for 2018, 2017 and 2016.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Todd C. Buxton, CEO (1)	2018	0	0	0	0	0	0	0	0
	2017	$5,000	0	0	0	0	0	0	$5,000
	2016	0	0	0	0	0	0	0	0
Timothy R. Fussell,	2018	0	0	0	0	0	0	0	0
President (1)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
Malcom Hargrave,	2018	0	0	0	0	0	0	0	0
Former CEO and CFO(1)	2017	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0

(1) Mr. Hargrave resigned as our sole executive officer and Mr. Buxton and Dr. Fussell assumed their positions upon completion of the Control Share Acquisition on March 17, 2017.

Employment Agreements

The Company is presently not party to an employment agreement with either of its executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2018 for our executive officers.

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

Incentive Plan

Our Incentive Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock based awards, or any combination of the foregoing.  The Incentive Plan is administered by the board of directors.  5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of the date of this report, we have granted restricted stock awards of 3,625,000 Shares to six consultants and 1,375,000 shares are available for issuance.

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

On August 28, 2017, the Company entered into two loan agreements with companies owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company.  The first agreement, with Partners South Holdings LLC (“ PSHL ”), provides for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the limited liability company membership interests of PSHL.  The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the first day of each calendar. As of December 31, 2018, no amounts had been advanced under this line of credit. Origination fees of $180,000 due to the Company have been added to the outstanding balance due on the line of credit.  As of December 31, 2018, the loan receivable balance is $180,000.

The second agreement, with Partners South Properties Corporation (“ PSPC ”), provides for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the capital stock of PSPC. The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the line of credit is 3.5% to be paid quarterly on the first day of each calendar quarter.  As of December 31, 2018, the amount of $170,000 had been advanced under the line of credit. Origination fees of $250,000 due to the Company have been added to the outstanding balance due on the line of credit.  As of December 31, 2018, the loan receivable balance is $420,000 and PSPC has paid $1,488 in interest thereunder.

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

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company for audit services, including quarterly reviews, were $14,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2018.

The total fees charged to the Company for audit services, including quarterly reviews, were $10,294 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2017.

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

ALPHA INVESTMENT INC.

By	/s/ TODD C. BUXTON	April 12, 2019
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	April 12, 2019
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	April 12, 2019
TIMOTHY R. FUSSELL Ph.D	Title	Date