Form 10-Q
period 2019-03-31
Alpha Investment Inc.
filed 2019-05-15
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 13, 2019
Common Stock, par value $0.0001	43,406,000 shares

Documents incorporated by reference: None

2

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$882,539	$11,286
Restricted cash held in escrow	2,500,099	2,500,099
Interest receivable	32,137	19,167
Prepaid expenses	226,875	—
Total Current Assets	3,641,650	2,530,552

Other Assets:
Real Estate Held for development	44,800,000	—
Loans receivable - related party, net of discounts	939,025	925,178
Loans receivable, net of discounts	173,449	173,449
Total Other Assets	45,912,474	1,098,627

Property and Equipment, net:
Furniture and Equipment, net	14,519	1,501
Total Property and Equipment, net	14,519	1,501

TOTAL ASSETS	$49,568,643	$3,630,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$67,004	$70,904
Accrued interest	232,500	—
Mortgage note payable	15,500,000	—
Total Current Liabilities	15,799,504	70,904
Total Liabilities	15,799,504	70,904

Redeemable Common Stock, net of discount; ($0.0001 par value), 100,000,000 shares authorized, 166,667 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,500,000	2,500,000
Series 2018 Convertible Preferred Stock, net of discount ($0.0001 par value), 100,000 shares authorized; 44,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	488,267	452,346
Subscription receivable	(113,000)	(113,000)
	2,875,267	2,839,346

Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 and -0- shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	17,505	17,505
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 43,269,333 and 40,239,333 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4,327	4,024
Additional paid-in capital	33,715,415	2,980,118
Subscription receivable	(30,000)	—
Accumulated deficit	(2,813,375)	(2,281,217)
Total Equity	30,893,872	720,430
Non-controlling interest in variable interest entities	—	—
Total Stockholders' Equity	30,893,872	720,430
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,568,643	$3,630,680

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Income:
Net investment income - related parties	$27,113	$8,433
Total Income	27,113	8,433

General and Administrative Expenses:
Management fee - related party	40,625	—
Administrative expenses	178,149	36,202
Professional fees	24,575	17,760
Total General and Administrative Expenses	243,349	53,962
Loss from Operations	(216,236)	(45,529)

Other Expense:
Interest expense	(310,000)	(929,108)
Total Other Expense	(310,000)	(929,108)

Net Loss	$(526,236)	$(974,637)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,922)	(5,922)

Net Loss Attributable to Non-controlling Interests	—	—

Net Loss Attributable to Common Stockholders	$(532,158)	$(980,559)

Basic and Diluted Loss Per Share	$(0.01)	$(0.02)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	42,211,404	40,406,000

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’s EQUITY

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2017	40,406,000	$4,041	24,000	$2	$2,590,220	$(113,000)	$(649,380)	$1,831,883
Stockholder contribution	—	—	—	—	5,000	—	—	5,000
Sale of preferred stock classified in temporary equity	—	—	1,000	—	—	—		—
Issuance of Parent Company Stock for extension of common stock repurchase obligation	—	—	—	—	81,250	—	—	81,250
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	(5,923)	(5,923)
Net loss	—	—	—	—	—	—	(974,637)	(974,637)
Balance, March 31, 2018	40,406,000	$4,041	25,000	$2	$2,676,470	$(113,000)	$(1,629,940)	$937,574

					Additional
	Common Stock		Preferred Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, December 31, 2018	40,239,333	$4,024	1,167	$17,505	$2,980,118	$—	$(2,281,217)	$720,430
Stockholder contribution	—	—	—	—	87,100		—	87,100
Sale of common stock	30,400	3	—	—	425,997	(30,000)	—	396,000
Sale of minority interest in subsidiary	—	—	—	—	1,000,000	—	—	1,000,000
Issuance of common stock for acquisition of CMT	3,000,000	300	—	—	29,222,200	—	—	29,222,500
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—		(526,236)	(526,236)
Balance, March 31, 2019	43,269,733	$4,327	1,167	$17,505	$33,715,415	$(30,000)	$(2,813,375)	$30,893,872

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(526,236)	$(974,637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	282	93
Accretion of origination fee income	(13,847)	(492)
Amortization of discount on redeemable common stock	—	929,107
Changes in operating assets and liabilities:
Increase in interest receivable	(12,970)	(3,230)
Increase in prepaid expenses	(226,875)	—
Increase in accrued interest	155,000	—
Decrease in accounts payable	(3,899)	(9,999)
Net cash provided by (used in) operating activities	(628,544)	(59,158)

Cash Flows from Investing Activities:
Purchase property and equipment	(13,300)	—
Net cash used in investing activities	(13,300)	—

Cash Flows from Financing Activities:
Proceeds from stockholder contribution	87,100	5,000
Proceeds from the sale of common stock	425,997	—
Proceeds from the sale of interest in subsidiary	1,000,000	15,000
Net cash provided by financing activities	1,513,097	20,000

Net increase (decrease) in cash	871,253	(39,158)
Cash at beginning of period	2,511,385	2,544,404
Cash and restricted cash at end of period	$3,382,638	$2,505,246

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Acquisition of real estate with common stock	$44,800,000	$—
Assumption debt and accrued interest with real estate acquisition	$15,577,500	$—
Amortization of discount on preferred stock	$5,922	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of March 31, 2019, the Company had no cash equivalents.

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

When a loan receivable is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. As of March 31, 2019, since all loans receivable are considered performing according to their payment terms, no accounts receivable aging schedule or credit quality indicators are necessary.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management determined that no allowance for loan losses was necessary as of March 31, 2019 and December 31, 2018.

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

The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2018, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of March 31, 2019, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third party construction loan agreement, and had no liabilities.  See Note 3.  For the three months ended March 31, 2019, Paris Med had no activity.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no material income earned or losses incurred to date by Paris Med.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 166,667 shares underlying convertible preferred stock and 350,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the three months ended March 31, 2019, because their impact was anti-dilutive. 350,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the three months ended March 31, 2018, because their impact was anti-dilutive.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU clarify the proper classification for certain cash receipts and cash payments, including clarification on debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, among others. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company adoption of this amendment did not have a material impact on the Company’s Financial Statements.

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

NOTE 3 – LOANS RECEIVABLE, NET – RELATED PARTIES

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of March 31, 2019, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. As of March 31, 2019, and December 31, 2018, the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of March 31, 2019, , and December 31, 2018, the gross loan receivable balance is $250,000.

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

The following is a summary of mortgages receivable as of March 31, 2019, and December 31, 2018:

	March 31, 2018	December 31, 2018
Principal Amount Outstanding	$1,242,500	$1,242,500
Unaccreted Discounts	(321,568)	(317,322)
Net Carrying Value	$920,932	$925,178

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

On September 26, 2018, the Company, through a newly formed, wholly-owned limited liability company, owns 100% of Jersey Walk Phase I, LLC (“Jersey Walk”), with all income going to the Company and has entered into a construction loan agreement with an unrelated party, CMT Developers, LLC (“CMT”), pursuant to which, CMT executed a promissory note in the favor of  Jersey Walk in the amount of $73,496,002. This amount shall be advanced to CMT as required for the completion of the construction of and development of two multi-family residences in Lakewood, New Jersey.  All amounts advanced under the construction loan agreement are secured by the construction project and due by September 30, 2028.  As of March 31, 2019, $310,000 has been advanced by Jersey Walk to CMT pursuant to the construction loan agreement.  Pursuant to the construction loan agreement, Jersey Walk is to receive a loan origination fee equal to 1.85% of the loan amount, or $1,259,192, of which $624,596 was received during the year ended December 31, 2018, and recorded as deferred loan origination fees to be amortized into income over the term of the loan.

The following is a summary of loans receivable as of March 31, 2019, and December 31, 2018:

	March 31, 2018	December 31, 2018
Principal Amount Outstanding	$868,000	$868,000
Unaccreted Discounts	(676,458)	(694,551)
Net Carrying Value	$191,542	$173,449

NOTE 4 – MORTGAGE NOTE PAYABLE

On January 31, 2019, in connection with the acquisition of CMT, the Company assumed a promissory note in the principal amount of $15,500,000. The note matured on September 27, 2018 and accrues interest at an annual rate of 12%. Interest in monthly payments of $155,000. As of March 31, 2019, principal and interest due on the note was $15,500,000 and $232,500, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,629,940 as of March 31, 2019 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

1. Loans receivable - The Company has extended lines of credit and loans to related parties. See Note 3.

2.	Management fee - During the three months ended March 31, 2019, Omega Commercial Finance Corp was paid $162,500 in management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The fee paid in 2019 is for services to be rendered throughout 2019. Accordingly, $121,875 is reflected in prepaid expenses on the accompanying condensed consolidated balance sheet and $40,625 was recognized as expense during the three months ended March 31, 2019.

NOTE 8 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of March 31, 2019, there are 1,375,000 shares available for issuance under the plan and no options outstanding.

Temporary Equity

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor has the right to require the Company to repurchase the shares for $2.5 million at anytime through December 2017.  Accordingly, the amounts received are presented as a temporary equity as of December 31, 2018.  In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date.   In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May and June 2018.  As consideration for the extensions, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 65,000 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded additional discounts of $184,394, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.  In October 2018, the option period was further extended to November 19, 2018.   As consideration for the extension, the Company agreed to allow the investor to direct the investment of the restricted cash into one more investment types, such stock, money market accounts or similar investments.  The investor was also granted the right to withdrawal any restricted cash in excess of $2.5 million.  In November 2018, the option was further extended to January 12, 2019.   In March 2019, the option period was extended to June 2019.   There is no remaining unamortized discount as of March 31, 2019 and December 31, 2018.

On November 27, 2017, 16,667 shares of Series 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance.  The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date.  The balance of the preferred stock reflected in temporary equity as of March 31, 2019 and December 31, 2018, was $45,268 and $39,346, respectively, net of unamortized discounts of $205,311 and $211,233, respectively.

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

Common Stock

During the three months ended March 31, 2019, the Company issued 3,000,000 shares for the acquisition of CMT. The shares were recorded based on the fair value of the underlying assets of CMT. See Note 1.

During the three months ended March 31, 2019, the Company sold 30,400 shares for gross proceeds of $456,000, of which $30,000 has yet to be received as of March 31, 2019 and is presented as subscription receivable on the accompanying condensed consolidated balance sheet.

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

In 2017, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash proceeds of $15,000. Because of the redemption obligation after one year, absent an election by the holders to convert, the Company has reflected the redemption amount as temporary equity in the accompanying balance sheet.

Capital Contributions

During the three months ended March 31, 2019, Omega Commercial Finance Corp made a cash contribution to the company of $87,100. This was classified as capital contribution and recorded in additional paid-in capital.

Sale of Minority Interest in Subsidiary

During the three months ended March 31, 2019, the Company sold a 10% interest in a newly formed subsidiary for $1,000,000. See Note 1.

Common Stock Warrants

As of March 31, 2019, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless specifically set forth to the contrary, when used in this report the terms “the “Company,” “we,” “our,” “us,” and similar terms refers to Alpha Investment, Inc. and its subsidiary (subsidiaries).

Forward-Looking Statements

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Overview

We intend to provide capital directly to borrowers seeking financing for commercial real estate properties either for refinancing or acquisitions. These loans will encompass originating performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt. Notwithstanding the foregoing, we intend to operate our business so that we do not become subject to the Investment Company Act of 1940, as amended. Accordingly, we do not plan to primarily engage in the business of investing, reinvesting or trading in securities and we do not plan to acquire investment securities (such as the above-referenced commercial mortgage-backed securities) having a value exceeding 40% of the value of the Company’s total assets.

We expect to offer financing across a broad-spectrum of asset backed and commercial real asset type collateral at all points within an asset’s capital property type such as office, retail, industrial, multi-family, and hospitality. The Company will coordinate its lending initiatives with outside commercial real estate loan brokers, which have access to commercial real estate owners seeking financing or refinancing opportunities, and with loan origination firms that have borrowers seeking loans. We believe that this will enable ALPC to broaden its access to new Borrowers and to develop and implement financing solutions for these other lenders, mortgage bankers, borrowers, and owners. In the event the Company uses third party loan origination services and underwriters, the Company will cover these costs in accordance with industry standard fees.

Furthermore, Omega Commercial Finance Corporation, a publicly-held Wyoming corporation (“Omega”), who is the Company’s principal shareholder, has the ability to introduce financing transactions to the Company to develop and implement customized financing solutions for borrowers. As a publicly-held financial services holding company Omega is the owner of an umbrella of diversified financial service related companies.

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

On March 11, 2019, the Company, through Alpha Mortgage Notes I, LLC, a special purpose vehicle (the “SPV”) entered into an operating agreement for the SPV (the “SPV Operating Agreement”) with Alameda Partners LLC, a Utah limited liability company (“Alameda Partners”). Pursuant to the Operating Agreement, Alameda Partners contributed $1,000,000 for a ten percent (10%) ownership interest in the SPV and will be the SPV’s manager. The capital is being used to implement the Company’s strategy of acquiring commercial real estate performing notes and support and asset acquisitions. The members of Alameda Partners have significant long-term experience in the commercial real estate industry as property developers, owners, and managers  and currently hold title to over $50-million in commercial real estate assets.

The Company expects to require substantial capital to fully fund and implement its operations. The Company plans to raise such capital through its pending direct public offering (which has generated $456,000 in gross cash proceeds to date), from alternative offerings of debt or other securities or through joint venture partnerships. There can be no assurance that the Company can successfully complete its pending direct public offering or consummate alternative offerings of its debt or other securities or joint venture partnerships on favorable terms or otherwise. If such efforts are not successful, then we may be forced to curtail our operations or consider other strategic alternatives.

Results of Operations

General

We have recognized income from related parties of approximately $27,000 for the three months ended March 31, 2019, resulting from the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000, offset by the amortization of loan costs incurred.  As of March 31, 2019, the Company had an accumulated deficit of approximately $2,813,375.

The following table provides selected consolidated balance sheet data as of March 31, 2019.

Cash	882,539
Restricted cash	2,500,099
Real estate held for development	40,800,000
Loan receivable, net of discounts	1,12,474
Total assets	49,568,643
Mortgage note payable	15,500,000
Total liabilities	15,799,504
Temporary equity	2,875,267
Shareholders' equity	30,893,872

Three Months Ended March 31, 2019 as compared to three months ended March 31, 2018

For the three months ended March 31, 2019, we generated approximately $27,000 in net investment income, compared to $8,000 in 2018, resulting from the amortization of loan origination fees received in the form of a notes receivable in the aggregate amount of $430,000, offset by the amortization of loan costs incurred.  All of the investment income was generated from the Company’s lending operations following completion of the Control Share Sale.  Interest income for the three months ended March 31, 2019 is presented net of $420,000 in service costs, primarily loan broker fees which are being amortized over the life of the related loans.  We incurred $243,349 in operating expenses during the 2019 period, compared to $53,962 in 2018, reflecting our increased level of operations. Interest expense for the three months ended March 31, 2019, was $929,108 resulting from the amortization of the discount on redeemable common stock.

Liquidity and Capital Resources

During the three months ended March 31, 2019, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $87,100, we sold a ten percent interest in the SPV to Alameda Partners for $1,000,000 and the Company received proceeds of $456,000 from the sale of 30,400 shares of common stock in our direct public offering.

The Company expects to require substantial capital to fully fund and implement its operations. The Company plans to raise such capital through its pending direct public offering (which has generated 456,000 of gross cash proceeds to date), from alternative offerings of debt or other securities or through joint venture partnerships. There can be no assurance that the Company can successfully complete its pending direct public offering or consummate alternative offerings of its debt or other securities or joint venture partnerships on favorable terms or otherwise. If such efforts are not successful, then we may be forced to curtail our operations or consider other strategic alternatives. Even if we are successful in raising additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	May 15, 2019
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	May 15, 2019
TIMOTHY R. FUSSELL Ph.D	Title	Date

