Form 10-Q
period 2019-06-30
Alpha Investment Inc.
filed 2019-08-14
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________

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

The Registrant does not have any securities registered pursuant to Section 12(b) of the Exchange Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth Company ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2019
Common Stock, par value $0.0001	40,436,400 shares

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

ITEM 1. FINANCIAL STATEMENTS

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash	$212,273	$11,286
Restricted cash held in escrow	2,512,399	2,500,099
Interest receivable	45,107	19,167
Prepaid expenses	298,641	—
Total Current Assets	3,068,420	2,530,552

Other Assets:
Loans receivable - related party, net of discounts	916,866	925,178
Loans receivable, net of discounts	476,229	173,449
Total Other Assets	1,393,095	1,098,627

Property and Equipment, net:
Furniture and Equipment, net	12,654	1,501
Total Property and Equipment, net	12,654	1,501
TOTAL ASSETS	$4,474,169	$3,630,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$50,196	$70,904
Distributions payable	40,000	—
Total Current Liabilities	90,196	70,904
Total Liabilities	90,196	70,904

Redeemable Common Stock, net of discount; ($0.0001 par value), 100,000,000 shares authorized, 166,667 shares issued and outstanding as of June 30, 2019 and December 31, 2018	2,500,000	2,500,000
Series 2018 Convertible Preferred Stock, net of discount ($0.0001 par value), 100,000 shares authorized; 44,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	464,190	452,346
Subscription receivable	(113,000)	(113,000)
Temporary Equity	2,851,190	2,839,346

Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of June 30, 2019 and December 31, 2018	17,505	17,505
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,293,066 and 40,239,333 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4,029	4,024
Additional paid-in capital	4,833,216	2,980,118
Accumulated deficit	(3,331,732)	(2,281,217)
Total Stockholders' Equity	1,523,018	720,430
Non-controlling interests	9,765	—
Total Equity	1,532,783	720,430
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,474,169	$3,630,680

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Income:
Net investment income - related parties	$39,799	$8,932	$66,912	$17,365
Total Income	39,799	8,932	66,912	17,365

General and Administrative Expenses:
Management fee - related party	40,625	—	81,250	—
Administrative expenses	202,256	17,144	380,405	53,346
Professional fees	306,362	9,088	330,937	26,848
Total General and Administrative Expenses	549,243	26,232	792,592	80,194
Loss from Operations	(509,444)	(17,300)	(725,680)	(62,829)

Other Income (Expense):
Gain on deconsolidation	316,774	—	316,774	—
Interest (expense) income, net	(310,000)	(103,108)	(620,000)	(1,032,216)
Total Other Income (Expense), net	6,774	(103,108)	(303,226)	(1,032,216)

Net Loss	$(502,670)	$(120,408)	$(1,028,906)	$(1,095,045)

Amortization of discounts on Series 2018 preferred stock treated as deemed dividends	(5,922)	(5,923)	(11,844)	(11,845)

Net Loss Attributable to Non-controlling Interests	(4,883)	—	(9,765)	—

Net Loss Attributable to Common Stockholders	$(513,475)	$(126,331)	$(1,050,515)	$(1,106,890)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.03)	$(0.03)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,272,810	40,406,000	40,258,851	40,406,000

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional			Non-
	Common Stock		Preferred Stock		Paid-in	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interests	Total
Balance, December 31, 2017	40,406,000	$4,041	24,000	$2	$2,477,220	$—	$(649,380)	$—	$1,831,883
Stockholder contribution	—	—	—	—	5,000	—	—	—	5,000
Sale of preferred stock classified in temporary equity	—	—	1,000	—	—	—	—	—	—
Issuance of Parent Company Stock for extension of common stock repurchase obligation	—	—	—	—	81,250	—	—	—	81,250
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,923)	—	(5,923)
Net loss	—	—	—	—	—	—	(974,637)	—	(974,637)
Balance, March 31, 2018	40,406,000	4,041	25,000	2	2,563,470	—	(1,629,940)	—	937,573
Stockholder contribution	—	—	—	—	7,488	—	—	—	7,488
Issuance of Parent Company Stock for extension of common stock repurchase obligation	—	—	—	—	103,144	—	—	—	103,144
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,923)	—	(5,923)
Net loss	—	—	—	—	—	—	(120,408)	—	(120,408)
Balance, June 30, 2018	40,406,000	$4,041	25,000	$2	$2,674,102	$—	$(1,756,271)	$—	$921,874

					Additional			Non-
	Common Stock		Preferred Stock		Paid-in	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interests	Total
Balance, December 31, 2018	40,239,333	$4,024	1,167	$17,505	$2,980,118	$—	$(2,281,217)	$—	$720,430
Stockholder contribution	—	—	—	—	87,100	—	—	—	87,100
Sale of common stock	30,400	3	—	—	425,997	(30,000)	—	—	396,000
Sale of minority interest in subsidiary	—	—	—	—	1,000,000	—	—	—	1,000,000
Issuance of common stock for acquisition	3,000,000	300	—	—	29,222,200	—	—	—	29,222,500
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,922)	—	(5,922)
Net loss	—	—	—	—	—	—	(531,118)	4,882	(526,236)
Balance, March 31, 2019	43,269,733	4,327	1,167	17,505	33,715,415	(30,000)	(2,818,257)	4,882	30,893,872
Sale of common stock	23,333	2	—	—	380,001	30,000	—	—	410,003
Rescission of acquisition	(3,000,000)	(300)	—	—	(29,222,200)	—	—	—	(29,222,500)
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,922)	—	(5,922)
Distributions due to non-controlling interest	—	—	—	—	(40,000)	—	—	—	(40,000)
Net loss	—	—	—	—	—	—	(507,553)	4,883	(502,670)
Balance, June 30, 2019	40,293,066	$4,029	1,167	$17,505	$4,833,216	$—	$(3,331,732)	$9,765	$1,532,783

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,028,906)	$(1,095,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	2,147	187
Accretion of origination fee income	22,306	(990)
Amortization of discount on redeemable common stock	—	1,032,215
Gain on deconsolidation	(316,774)
Changes in operating assets and liabilities:
Increase in interest receivable	(25,940)	(7,190)
Increase in prepaid expenses	(298,641)	—
Decrease in accounts payable	(20,708)	5,900
Net cash used in operating activities	(1,666,516)	(64,923)

Cash Flows from Investing Activities:
Purchase property and equipment	(13,300)	—
Net cash used in investing activities	(13,300)	—

Cash Flows from Financing Activities:
Proceeds from stockholder contribution	87,100	12,488
Proceeds from the sale of common stock	806,003	—
Proceeds from the sale of interest in subsidiary	1,000,000	15,000
Net cash provided by financing activities	1,893,103	27,488

Net increase (decrease) in cash and restricted cash	213,287	(37,435)
Cash and restricted cash at beginning of period	2,511,385	2,544,404
Cash and restricted cash and restricted cash at end of period	$2,724,672	$2,506,969

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distributions due to non-controlling interest	$40,000	$—

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Alpha Investment Inc, formerly GoGo Baby, Inc. (the “Company”) was incorporated on February 22, 2013 under the laws of the State of Delaware.

On January 31, 2019, the Company, through Jersey Walk Phase I, LLC, entered into a Sale of Membership Interest Agreement (the “Purchase Agreement”) with CMT Developers LLC (“CMT”).  Pursuant to the Purchase Agreement, the Company acquired 100% of CMT’s membership interests, in exchange for the issuance to CMT of 3,000,000 shares of common stock.  During the due diligence on the refinancing of the property, the Company learned that certain of the representations and warranties of CMT in the Purchase Agreement with respect to the property were incorrect in various material respects. Based on the foregoing, effective June 7, 2019, the Company rescinded the Purchase Agreement in accordance with its terms. As of June 7, 2019, the Company deconsolidated CMT, recognizing a gain on deconsolidation of $316,774. The assets, liabilities and equity related to CMT, resulting in the gain on deconsolidation are summarized as follows:

Note Payable	$15,500,000
Accrued Interest	232,500
Deferred Income	576,774
Common Stock Returned	29,222,500
Real Estate	(44,800,000)
Prepaid Expenses	(105,000)
Construction Loan Advances	(310,000)
Gain on Deconsolidation	$316,774

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC. Alameda Partners is a Utah Limited Liability Company made a capital contribution of $1,000,000, which was paid to the Company, for 10% ownership of the SPV, and will be the managing member.  The capital shall be used to implement the strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its up-listing to the NYSE. The Members of Alameda Partners LLC have decades of experiences in the commercial real estate industry as property developers, owners, and managers  and currently holds over $50-million in commercial real estate assets. They have been appointed as the Managing Members of the SPV, while ALPC controls and holds 90% ownership.  In exchange for its 90% interest in the SPV, the Company is required to contribute 4,015,667 shares of common stock for the purchase of performing notes for the SPV. The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s. The initial $1,000,0000 was recorded as additional paid in capital on the accompanying condensed consolidated balance sheet. Alameda Partner is entitled to monthly distributions in cash and stock equal to $10,000. For the six months ended June 30, 2019, the Company has recorded $40,000 of distributions as reductions to additional paid in capital. Such amounts have not been paid but have been accrued and included in Distributions Payable on the attached condensed consolidated balance sheet as of June 30, 2019. As of June 30, 2019, Alpha Mortgage Notes I, LLC has not completed any transactions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, Alpha Mortgage Notes I, LLC, which is controlled by the Company through its 90% ownership interest, and Paris Med CP-LLC (“Paris Med”), variable interest entity for which the Company is deemed to be the primary beneficiary, (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain. The Company regularly evaluates estimates and assumptions related to the valuation of the allowance for loan losses, loss contingencies, useful life and recoverability of long-lived assets, deferred income tax asset valuations and loss contingences. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Cash and Cash Equivalents

Cash and cash equivalents include cash, bank and short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of June 30, 2019, the Company had no cash equivalents.

Restricted Cash Held in Escrow

The Company has $2,500,000 of restricted cash held in escrow from the sale of common stock to an investor that has the right to require the Company to repurchase the common stock for $2,500,000 through September 2019.

Loans Receivable, net and Allowance for Losses

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

When a loan receivable is placed on non-accrual status, the related interest receivable is reversed against interest income of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. As of June 30, 2019, and December 31, 2018, since all loans receivable are considered performing according to their payment terms, no accounts receivable aging schedule or credit quality indicators are necessary.

The Company maintains an allowance for loan losses on its investments in real estate loans receivable for estimated credit impairment.  Management’s estimate of losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management determined that no allowance for loan losses was necessary as of June 30, 2019 and December 31, 2018.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Equipment and fixtures will be depreciated using the straight-line method over the estimated asset lives of 5 years, and software is amortized over the estimated asset lives of 3 years.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As December 31, 2018, tax years since 2015 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The following is a summary of the components of the Company’s net investment income for the three and six months ended June 30, 2019 and 208:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income	$25,952	$8,440	$39,219	$16,381
Accretion of Loan Origination Fees	39,632	21,159	79,265	42,318
Amortization of Loan Issuance Costs	(25,785)	(20,667)	(51,571)	(41,334)
Net Investment Income	$39,799	$8,932	$66,912	$17,365

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega.  Through December 31, 2018, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2018 and June 30, 2019, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of June 30, 2019, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third party construction loan agreement, and had no liabilities. 100% of the funding for the sole asset was provided by the Company and such amounts are eliminated in consolidation.  See Note 3.  For the six months ended June 30, 2019, Paris Med had no activity.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no material income earned or losses incurred to date by Paris Med.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 166,667 shares underlying convertible preferred stock and 350,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the six months ended June 30, 2019, because their impact was anti-dilutive. 520,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the six months ended June 30, 2018, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2019.

Recently Issued and Adopted Accounting Pronouncements

The following recent accounting pronouncements have been published by the FASB but were not effective at the date these condensed consolidated financial statements were available for issuance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825- 10), Recognition and Measurement of Financial Assets and Financial Liabilities. The provisions of the update require equity investments to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment. The update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities, and eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet. ASU No. 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. It also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The update requires separate presentation of financial assets and financial liabilities by category and form on the balance sheet or the accompanying notes to the financial statements. In addition, the update clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

NOTE 3 – LOANS RECEIVABLE, NET

Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of June 30, 2019, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. As of June 30, 2019, and December 31, 2018, the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of June 30, 2019, and December 31, 2018, the gross loan receivable balance is $250,000.

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

The following is a summary of mortgages receivable as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Principal Amount Outstanding	$932,500	$932,500
Unaccreted Discounts, net of unamortized issuance costs	(15,634)	(7,322)
Net Carrying Value	$916,866	$925,178

Third Parties

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. As of June 30, 2018, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the six months ended June 30, 2019, the Company amortized $4,580 of the discount and the loan is carried at $476,229, net of unamortized discount of $81,771.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of June 30, 2018, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of December 31, 2018, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

On September 26, 2018, the Company, through a newly formed, wholly-owned limited liability company, acquired 100% of Jersey Walk Phase I, LLC (“Jersey Walk”), with all income going to the Company and has entered into a construction loan agreement with an unrelated party, CMT Developers, LLC (“CMT”), pursuant to which, CMT executed a promissory note in the favor of  Jersey Walk in the amount of $73,496,002. This amount was to be advanced to CMT as required for the completion of the construction and development of two multi-family residences in Lakewood, New Jersey.  All amounts advanced under the construction loan agreement were secured by the construction project and due by September 30, 2028.  The acquisition of Jersey Walk was rescinded on June 6, 2019, as of which date, $310,000 had been advanced by Jersey Walk to CMT pursuant to the construction loan agreement.  Pursuant to the construction loan agreement, Jersey Walk is to receive a loan origination fee equal to 1.85% of the loan amount, or $1,259,192, of which $624,596 was received during the year ended December 31, 2018, and recorded as deferred loan origination fees to be amortized into income over the term of the loan. As a result of the rescission of the Jersey Walk acquisition, and deconsolidation of the subsidiary, deferred income of $576,774 and construction loan advances of $310,000 were derecognized and included in the gain on deconsolidation for the three and six months ended June 30, 2019, which totaled $316,774. The Company has retained no investment, and has no continuing involvement, in CMT.

The following is a summary of loans receivable as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Principal Amount Outstanding	$558,000	$868,000
Unaccreted Discounts	(81,771)	(694,551)
Net Carrying Value	$476,229	$173,449

NOTE 4 – MORTGAGE NOTE PAYABLE

On January 31, 2019, in connection with the acquisition of CMT, the Company assumed a promissory note in the principal amount of $15,500,000. The note matured on September 27, 2018 and accrues interest at an annual rate of 12%. Interest in monthly payments of $155,000. For the six months ended June 30, 2019, the Company incurred $620,000 of interest expenses related to this note. As a result of the rescission of the Jersey Walk acquisition, and deconsolidation of the subsidiary, the principal amount of the loan and accrued interest totaling $232,500 were derecognized and included in the gain on deconsolidation for the three and six months ended June 30, 2019.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan.

Litigation

The Company is not presently involved in any litigation.

Advisory Agreement

In June 2019, the Company entered into an advisory agreement, pursuant to which it agreed to compensate a third party advisor, pursuant to which it agreed to compensate the advisory a percentage of future capital raises facilitated by the advisor. Compensation includes non-refundable cash, cash compensation based on a percentage of capital raised. The advisor may elect to receive certain percentage-based fees in the form of equity. As of the date of this report, no amounts have been earned and no equity instruments have been issued as transaction-based fees pursuant to this agreement. In June 2019, the Company paid an advisory fee of $250,000, which were recorded as prepaid expense to be amortized into expense over the three-month initial term. The unamortized portion of the advisory fee totaled $217,391 as of June 30, 2019.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2019, the Company had a net loss of $1,028,906 and net cash used in operations of $1,666,516. The Company has an accumulated deficit of $3,331,732 as of June 30, 2019 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans receivable - The Company has extended lines of credit and loans to related parties. See Note 3.

Management fee - During the six months ended June 30, 2019, Omega Commercial Finance Corp, the Company’s principle stockholder, was paid $162,500 in management fees pursuant to a corporate governance management agreement executed on June 1, 2017.  Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year.  The fee paid in 2019 is for services to be rendered throughout 2019. Accordingly, $81,250 is reflected in prepaid expenses on the accompanying condensed consolidated balance sheet as of June 30 2019, and $81,250 was recognized as expense during the six months ended June 30, 2019.

NOTE 8 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers, directors, or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of June 30, 2019, there are 1,375,000 shares available for issuance under the plan and no options outstanding.

Temporary Equity

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor has the right to require the Company to repurchase the shares for $2.5 million at anytime through December 2017.   In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date.   In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May and June 2018.  As consideration for the extensions, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 65,000 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded additional discounts of $184,394, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended

expiration of the option in May 2018.  In October 2018, the option period was further extended to November 19, 2018.   As consideration for the extension, the Company agreed to allow the investor to direct the investment of the restricted cash into one more investment types, such stock, money market accounts or similar investments.  The investor was also granted the right to withdrawal any restricted cash in excess of $2.5 million.  In November 2018, the option was further extended to January 12, 2019.   In March 2019, the option period was extended to June 2019.  In June 2019, the option period was extended to September 27, 2019. There is no remaining unamortized discount as of June 30, 2019 and December 31, 2018. Accordingly, the amounts received are presented as a temporary equity as of December 31, 2018 and June 30, 2019.

On November 27, 2017, 16,667 shares of Series 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. Each share is convertible into 2 shares of common stock per one share of 2018 Convertible Preferred Stock at the option of the holder for a period of one-year from issuance at the option of the holder, and the Company has the right to redeem the preferred stock at any time by paying cash, common stock, or a combination at an amount per share equal to par value per share. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date.  The balance of the preferred stock reflected in temporary equity as of June 30, 2019 and December 31, 2018, was $51,190 and $39,346, respectively, net of unamortized discounts of $205,311 and $211,233, respectively.

In November 2017, The Company also issued to the investor, 7,333 shares of Series 2018 Convertible Preferred Stock pursuant to the subscription agreement.  As of June 30, 2019, the Company has yet to receive $113,000 of the proceeds which is presented as subscription receivable.

During the year ended December 31, 2018, the Company issued 20,000 shares of Series 2018 Convertible Preferred Stock to its chief executive officer as compensation for services provided.   The Company estimated the fair value of the shares, based on recent sales for cash, of $300,000, which is included in temporary equity as of June 30, 2019 and December 31, 2018.

Common Stock

During the six months ended June 30, 2019, the Company sold 53,733 shares for gross proceeds of $806,000.

Preferred Stock

In November 2017, the Company’s board of directors designated 100,000 authorized shares of Series A Convertible Preferred Stock (“Series A”). Each share of Series A has a par value of $15.00 and have no voting or dividend rights. Upon liquidation, dissolution or wining up, the holders of Series A shares are entitled to be paid out of the assets of the Company, if any, rateably with the common stock holders. Each share of Series A is convertible within one year of issuance into two shares of common stock of the Company. At any time after 180 days of issuance, the Company has the right, but not the obligation, to redeem all, but not less than all, of the outstanding Series A shares by paying cash, common stock, or a a combination of both an amount equal to the par value of the Series A shares. On the one-year anniversary of issuance, the Company has an obligation to redeem the Series A shares for an amount equal to the par value of the Series A shares.

As of June 30, 2019 and December 31, 2018, there were 1,167 shares of Series A Convertible Preferred Stock outstanding.

Capital Contributions

During the six months ended June 30, 2019, Omega Commercial Finance Corp made a cash contribution to the Company of $87,100. This was classified as capital contribution and recorded in additional paid-in capital.

Sale of Minority Interest in Subsidiary

During the six months ended June 30, 2019, the Company sold a 10% interest in a newly formed subsidiary for $1,000,000. See Note 1.

Common Stock Warrants

As of June 30, 2019, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years. There has been no warrant activity during the year ended December 31, 2018 or the six months ended June 30, 2019.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Results of Operations

General

We have recognized income from related parties of approximately $67,000 for the six months ended June 30, 2019.  As of June 30, 2019, the Company had an accumulated deficit of $3,334,272.

The following table provides selected consolidated balance sheet data as of June 30, 2019.

Balance Sheet Data:
Cash	$212,273
Restricted cash	$2,512,399
Loan receivable, net of discounts	$1,393,095
Total assets	$4,474,169
Total liabilities	$90,196
Temporary equity	$2,851,190
Total equity	$1,532,783

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income	$25,925	$8,440	$39,218	$16,381
Accretion of Loan Origination Fees	39,632	21,159	79,265	42,318
Amortization of Loan Issuance Costs	(25,785)	(20,667)	(51,571)	(41,334)
Net Investment Income	$39,799	$8,932	$66,922	$17,365

Three Months Ended June 30, 2019 as compared to three ended June 30, 2018

For the three months ended June 30, 2019, we generated approximately $40,000 in net investment income, compared to $9,000 in 2018. Net investment income in 2019 resulted from interest income of $26,000, the amortization of loan origination fees of $40,000, offset by the amortization of loan costs of $26,000.   Net investment income in 2018 resulted from interest income of $8,000, the amortization of loan origination fees of $21,000, offset by the amortization of loan costs of $21,000.  We incurred $549,243 in operating expenses during the 2019 period, compared to $26,232 in 2018, reflecting our increased level of operations. In 2019, the Company recognized $310,000 of interest on the Jersey Walk Mortgage which was derecognized upon the rescission of the Jersey Walk acquisition in June 2019, and a gain on deconsolidation of $316,744 was recognized. Interest expense for the three months ended June 30, 2018, was $103,108 resulting from the amortization of the discount on redeemable common stock.

Six Months Ended June 30, 2019 as compared to Six months ended June 30, 2018

For the six months ended June 30, 2019, we generated approximately $67,000 in net investment income, compared to $17,000 in 2018. Net investment income in 2019 resulted from interest income of $39,000, the amortization of loan origination fees of $79,000, offset by the amortization of loan costs of $52,000.   Net investment income in 2018 resulted from interest income of $16,000, the amortization of loan origination fees of $42,000, offset by the amortization of loan costs of $41,000.  We incurred $549,243 in operating expenses during the 2019 period, compared to $26,232 in 2018, reflecting our increased level of operations.  We incurred $792,592 in operating expenses during the 2019 period, compared to $80,194 in 2018, reflecting our increased level of operations. In 2019, the Company recognized $620,000 of interest on the Jersey Walk Mortgage which was derecognized upon the rescission of the Jersey Walk acquisition in June 2019, and a gain on deconsolidation of $316,744 was recognized. Interest expense for the six months ended June 30, 2018, was $1,032,216 resulting from the amortization of the discount on redeemable common stock.

Liquidity and Capital Resources

During the six months ended June 30, 2019, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $87,100, we sold a minority interest in a subsidiary for $1,000,000 and the Company received proceeds of $806,000 from the sale of common stock.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	August 14, 2019
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	August 14, 2019
TIMOTHY R. FUSSELL Ph.D	Title	Date

