Form 10-Q
period 2019-09-30
Alpha Investment Inc.
filed 2019-11-12
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

☒ Yes ☐ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 12, 2019
Common Stock, par value $0.0001	40,461,068 shares

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

ITEM 1. FINANCIAL STATEMENTS

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash	$12,127	$11,286
Restricted cash held in escrow	2,509,186	2,500,099
Prepaid expenses	41,071	—
Total Current Assets	2,562,384	2,511,385

Other Assets:
Loans receivable - related party, net of discounts	912,710	925,178
Loans receivable, net of discounts	478,519	173,449
Interest receivable	58,077	19,167
Total Other Assets	1,449,306	1,117,794

Property and Equipment, net:
Furniture and Equipment, net	10,789	1,501
Total Property and Equipment, net	10,789	1,501
TOTAL ASSETS	$4,022,479	$3,630,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$34,398	$70,904
Distributions payable	70,000	—
Total Current Liabilities	104,398	70,904
Total Liabilities	104,398	70,904

Redeemable Common Stock, net of discount; ($0.0001 par value), 100,000,000 shares authorized, 166,667 shares issued and outstanding as of September 30, 2019 and December 31, 2018	2,500,000	2,500,000
Series 2018 Convertible Preferred Stock, net of discount ($0.0001 par value), 100,000 shares authorized; 36,667 shares issued and outstanding as of September 30, 2019 and December 31, 2018 (Liquidation Value: $550,000)	357,112	339,346
Total Temporary Equity	2,857,112	2,839,346

Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of September 30, 2019 and December 31, 2018	17,505	17,505
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,292,400 and 40,239,333 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	4,029	4,024
Subscription receivable	(50,000)	—
Additional paid-in capital	4,863,216	2,980,118
Accumulated deficit	(3,718,429)	(2,281,217)
Total Stockholders' Equity	1,116,321	720,430
Non-controlling interests	(55,352)	—
Total Equity	1,060,969	720,430
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,022,479	$3,630,680

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Income:
Net investment income - related parties	$11,246	$13,943	$78,158	$31,308
Total Income	11,246	13,943	78,158	31,308

General and Administrative Expenses:
Management fee - related party	40,179	—	121,429	—
Administrative expenses	267,037	6,625	647,442	59,970
Professional fees	76,709	25,394	407,646	52,242
Total General and Administrative Expenses	383,925	32,019	1,176,517	112,212
Loss from Operations	(372,679)	(18,076)	(1,098,359)	(80,904)

Other Income (Expense):
Gain on deconsolidation	—	—	316,774	—
Interest (expense) income, net	(3,213)	(76,897)	(623,212)	(1,109,113)
Total Other Income (Expense), net	(3,213)	(76,897)	(306,438)	(1,109,113)

Net Loss	$(375,892)	$(94,973)	$(1,404,797)	$(1,190,017)

Amortization of discounts on Series 2018 preferred stock treated as deemed dividends	(5,922)	(5,923)	(17,766)	(17,767)

Net Loss Attributable to Non-controlling Interests	(4,883)	—	(14,648)	—

Net Loss Attributable to Common Stockholders	$(386,697)	$(100,895)	$(1,437,211)	$(1,207,784)

Basic and Diluted Loss Per Share	$(0.01)	$(0.00)	$(0.04)	$(0.03)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,288,783	40,406,000	40,268,938	40,406,000

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional			Non-
	Common Stock		Preferred Stock		Paid-in	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interests	Total
Balance, December 31, 2017	40,406,000	$4,041	—	$—	$2,477,220	$—	$(649,380)	$—	$1,831,883
Stockholder contribution	—	—	—	—	5,000	—	—	—	5,000
Sale of preferred stock classified in temporary equity	—	—	—	—	—	—	—	—	—
Issuance of Parent Company Stock for extension of common stock repurchase obligation	—	—	—	—	81,250	—	—	—	81,250
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,923)	—	(5,923)
Net loss	—	—	—	—	—	—	(974,637)	—	(974,637)
Balance, March 31, 2018	40,406,000	4,041	—	—	2,563,470	—	(1,629,940)	—	937,573
Stockholder contribution	—	—	—	—	7,488	—	—	—	7,488
Issuance of Parent Company Stock for extension of common stock repurchase obligation	—	—	—	—	103,144	—	—	—	103,144
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,923)	—	(5,923)
Net loss	—	—	—	—	—	—	(120,408)	—	(120,408)
Balance, June 30, 2018	40,406,000	4,041	—	—	2,674,102	—	(1,756,271)	—	947,309
Stockholder contribution	—	—	—	—	463,500	—	—	—	463,500
Sale of preferred stock	—	—	1,000	15,000	—	—	—	—	15,000
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,923)	—	(5,923)
Net loss	—	—	—	—	—	—	(94,973)	—	(94,973)
Balance, September 30, 2018	40,406,000	$4,041	1,000	$15,000	$3,137,602	$—	$(1,857,166)	$—	$1,299,479

					Additional			Non-
	Common Stock		Preferred Stock		Paid-in	Subscription	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interests	Total
Balance, December 31, 2018	40,239,333	$4,024	1,167	$17,505	$2,980,118	$—	$(2,281,217)	$—	$720,430
Stockholder contribution	—	—	—	—	87,100	—	—	—	87,100
Sale of common stock	30,400	3	—	—	425,997	(30,000)	—	—	396,000
Sale of minority interest in subsidiary	—	—	—	—	1,000,000	—	—	—	1,000,000
Issuance of common stock for acquisition	3,000,000	300	—	—	29,222,200	—	—	—	29,222,500
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,922)	—	(5,922)
Net loss	—	—	—	—	—	—	(531,118)	4,882	(526,236)
Balance, March 31, 2019	43,269,733	4,327	1,167	17,505	33,715,415	(30,000)	(2,818,257)	4,882	30,893,872
Sale of common stock	23,333	2	—	—	380,001	30,000	—	—	410,003
Rescission of acquisition	(3,000,000)	(300)	—	—	(29,222,200)	—	—	—	(29,222,500)
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,922)	—	(5,922)
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(40,000)	(40,000)
Net loss	—	—	—	—	—	—	(507,553)	4,883	(502,670)
Balance, June 30, 2019	40,293,066	4,029	1,167	17,505	4,873,216	—	(3,331,732)	(30,235)	1,532,783
Sale of common stock	5,334	—	—	—	80,000	(50,000)	—	—	30,000
Cancellation of sale of common stock	(6,000)	—	—	—	(90,000)	—	—	—	(90,000)
Deemed dividend - discount on redeemable preferred stock	—	—	—	—	—	—	(5,922)	—	(5,922)
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	(30,000)
Net loss	—	—	—	—	—	—	(380,775)	4,883	(375,892)
Balance, September 30, 2019	40,292,400	$4,029	1,167	$17,505	$4,863,216	$(50,000)	$(3,718,429)	$(55,352)	$1,060,969

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,404,797)	$(1,190,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	4,012	281
Accretion of origination fee income	24,172	(1,493)
Amortization of discount on redeemable common stock	—	1,109,113
Gain on deconsolidation	(316,774)
Changes in operating assets and liabilities:
Increase in interest receivable	(38,910)	(8,248)
Increase in prepaid expenses	(41,071)	—
Decrease in accounts payable	(36,507)	(9,103)
Increase in deferred origination fee income	—	712,556
Net cash (used in) provided by operating activities	(1,809,875)	613,089

Cash Flows from Investing Activities:
Purchase property and equipment	(13,300)	—
Advances on construction loan	—	(500,000)
Net cash used in investing activities	(13,300)	(500,000)

Cash Flows from Financing Activities:
Cancellation of common stock sale	(90,000)	—
Proceeds from stockholder contribution	87,100	362,988
Proceeds from the sale of common stock	836,003	—
Proceeds from the sale of preferred stock	—	15,000
Proceeds from the sale of interest in subsidiary	1,000,000	—
Net cash provided by financing activities	1,833,103	377,988

Net increase in cash and restricted cash	9,928	491,077
Cash and restricted cash at beginning of period	2,511,385	2,544,404
Cash and restricted cash and restricted cash at end of period	$2,521,313	$3,035,481

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distributions due to non-controlling interest	$70,000	$—

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

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC (“ Alameda Partners”). Alameda Partners is a third party Utah Limited Liability Company that made a capital contribution of $1,000,000, which was paid to the Company, for 10% ownership of the SPV, and will be the managing member.  The capital shall be used to implement the strategy of acquiring commercial real estate performing mortgage notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its up-listing to the NYSE. They have been appointed as the Managing Members of the SPV, while the Company controls and holds 90% ownership.  In exchange for its 90% interest in the SPV, the Company is required to contribute 4,015,667 shares of common stock for the purchase of performing mortgage notes for the SPV. The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s. The initial $1,000,000 was recorded as additional paid in capital on the accompanying condensed consolidated balance sheet. Alameda Partners is entitled to monthly distributions in cash and stock equal to $10,000. For the nine months ended September 30, 2019, the Company has recorded $70,000 of distributions as reductions to additional paid in capital, which has been accrued and included in Distributions Payable on the attached condensed consolidated balance sheet as of September 30, 2019. As of September 30, 2019, Alpha Mortgage Notes I, LLC has not completed any transactions. In July 2019, the Company paid Alameda Partners a consulting fee of $25,000 related to the exploration of possible investments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q and Article 8 of Regulation S-X, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain. The Company regularly evaluates estimates and assumptions related to the valuation of the allowance for loan losses, loss contingencies, useful life and recoverability of long-lived assets, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Cash and Cash Equivalents

Cash and cash equivalents include cash, bank and short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of September 30, 2019, the Company had no cash equivalents.

Restricted Cash Held in Escrow

The Company has approximately $2,509,000 of restricted cash held in escrow from the sale of redeemable common stock to an investor that has the right to require the Company to repurchase the common stock for $2,500,000 through September 2020.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management determined that no allowance for loan losses was necessary as of September 30, 2019 and December 31, 2018.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As September 30, 2019, tax years since 2015 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The following is a summary of the components of the Company’s net investment income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income	$13,112	$13,440	$78,112	$29,815
Accretion of Loan Origination Fees	23,919	21,629	103,187	64,183
Amortization of Loan Issuance Costs	(25,785)	(21,126)	(103,141)	(62,690)
Net Investment Income	$11,246	$13,943	$78,158	$31,308

When a loan is placed on non-accrual status, the related current period interest receivable is reversed against interest income of the current period and prior period unpaid interest is recorded as bad debt expense. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria.

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega.  Through December 31, 2018, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2018 and September 30, 2019, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of September 30, 2019, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third-party construction loan agreement, and had no liabilities. 100% of the funding for the sole asset was provided by the Company and such amounts are eliminated in consolidation.  See Note 3.  For the nine months ended September 30, 2019, Paris Med had no activity.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no material income earned or losses incurred to date by Paris Med.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 166,667 shares underlying convertible preferred stock and 350,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the nine months ended September 30, 2019, because their impact was anti-dilutive. 520,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the nine months ended September 30, 2018, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on expected credit losses (“ECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancelable). The ECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the ECL. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses relating to available for sale debt securities should be recorded through an allowance for credit losses. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently planning for the implementation of this accounting standard. It is too early to assess the impact this guidance will have on the Company’s financial statements.

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

NOTE 3 – LOANS RECEIVABLE, NET

Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. The Company is in the process of obtaining additional financing to commit to the rest of the funding for this loan agreement. Until the Company is able to obtain this additional financing, it has deferred collection of the quarterly interest payments. Additionally, in the event if additional financing is not provided, this construction loan can be converted to a term loan at market rates. As of September 30, 2019, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. As of September 30, 2019, and December 31, 2018, the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. The Company is in the process of obtaining additional financing to commit to the rest of the funding for this loan agreement. Until the Company is able to obtain this additional financing, it has deferred collection of the quarterly interest payments. Additionally, in the event if additional financing is not provided, this construction loan can be converted to a term loan at market rates. As of September 30, 2019, and December 31, 2018, the gross loan receivable balance is $250,000.

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

The following is a summary of mortgages receivable as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Principal Amount Outstanding	$932,500	$932,500
Unaccreted Discounts, net of unamortized issuance costs	(19,790)	(7,322)
Net Carrying Value	$912,710	$925,178

Third Parties

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. As of September 30, 2018, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the nine months ended September 30, 2019, the Company amortized $6,870 of the discount and the loan is carried at $478,519, net of unamortized discount of $79,481.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of September 30, 2019, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of September 30, 2019, and December 31, 2018, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

On September 26, 2018, the Company, through a newly formed, wholly-owned limited liability company, acquired 100% of Jersey Walk Phase I, LLC (“Jersey Walk”), with all income going to the Company and has entered into a construction loan agreement with an unrelated party, CMT Developers, LLC (“CMT”), pursuant to which, CMT executed a promissory note in the favor of Jersey Walk in the amount of $73,496,002. This amount was to be advanced to CMT as required for the completion of the construction and development of two multi-family residences in Lakewood, New Jersey.  All amounts advanced under the construction loan agreement were secured by the construction project and due by September 30, 2028.  The acquisition of Jersey Walk was rescinded on June 6, 2019, as of which date, $310,000 had been advanced by Jersey Walk to CMT pursuant to the construction loan agreement.  Pursuant to the construction loan agreement, Jersey Walk is to receive a loan origination fee equal to 1.85% of the loan amount, or $1,259,192, of which $624,596 was received during the year ended December 31, 2018, and recorded as deferred loan origination fees to be amortized into income over the term of the loan. As a result of the rescission of the Jersey Walk acquisition, and deconsolidation of the subsidiary, deferred income of $576,774 and construction loan advances of $310,000 were derecognized and included in the gain on deconsolidation for the three and nine months ended September 30, 2019, which totaled $316,774. The Company has retained no investment, and has no continuing involvement, in CMT.

The following is a summary of loans receivable as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Principal Amount Outstanding	$558,000	$868,000
Unaccreted Discounts	(79,481)	(694,551)
Net Carrying Value	$478,519	$173,449

NOTE 4 – MORTGAGE NOTE PAYABLE

On January 31, 2019, in connection with the acquisition of CMT, the Company assumed a promissory note in the principal amount of $15,500,000. The note matured on September 27, 2018 and accrues interest at an annual rate of 12%. Interest in monthly payments of $155,000. For the nine months ended September 30, 2019, the Company incurred $620,000 of interest expenses related to this note. As a result of the rescission of the Jersey Walk acquisition, and deconsolidation of the subsidiary, the principal amount of the loan and accrued interest totaling $232,500 were derecognized and included in the gain on deconsolidation for the nine months ended September 30, 2019.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. As of September 30, 2019, Alpha Mortgage Notes I, LLC has not completed any transactions or contributed these shares. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan.

Litigation

The Company is not presently involved in any litigation.

Advisory Agreement

In June 2019, the Company entered into an advisory agreement, pursuant to which it agreed to compensate a third party advisor, pursuant to which it agreed to compensate the advisory a percentage of future capital raises facilitated by the advisor. Compensation includes non-refundable cash, cash compensation based on a percentage of capital raised. The advisor may elect to receive certain percentage-based fees in the form of equity. As of the date of this report, no amounts have been earned and no equity instruments have been issued as transaction-based fees pursuant to this agreement. In June 2019, the Company paid an advisory fee of $250,000, which was recorded as expense over the three-month initial term ended in September 30, 2019.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2019, the Company had a net loss of $1,404,797 and net cash used in operations of $1,809,875. The Company has an accumulated deficit of $3,718,429 as of September 30, 2019 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans receivable - The Company has extended lines of credit and loans to related parties. See Note 3.

Management fee - During the nine months ended September 30, 2019, Omega Commercial Finance Corp, the Company’s principle stockholder, was paid $162,500 in management fees pursuant to a corporate governance management agreement executed on June 1, 2017.  Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year.  The fee paid in 2019 is for services to be rendered throughout 2019. Accordingly, $41,071 is reflected in prepaid expenses on the accompanying condensed consolidated balance sheet as of September 30 2019, and $121,429 was recognized as expense during the nine months ended September 30, 2019.

NOTE 8 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers, directors, or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of September 30, 2019, there are 1,375,000 shares available for issuance under the plan and no options outstanding.

Temporary Equity

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor has the right to require the Company to repurchase the shares for $2.5 million at anytime through December 2017.   In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date.   In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May and June 2018.  As consideration for the extensions, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 65,000 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded additional discounts of $184,394, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.  In October 2018, the option period was further extended to November 19, 2018.   As consideration for the extension, the Company agreed to allow the investor to direct the investment of the restricted cash into one more investment types, such stock, money market accounts or similar investments.  The investor was also granted the right to withdrawal any restricted cash in excess of $2.5 million.  In November 2018, the option was further extended to January 12, 2019.   In March

2019, the option period was extended to June 2019.  In June 2019, the option period was extended to September 27, 2019. In September 2019, the option period was extended to February 2020.  There is no remaining unamortized discount as of September 30, 2019 and December 31, 2018. Accordingly, the amounts received are presented as a temporary equity as of December 31, 2018 and September 30, 2019.

On November 27, 2017, 16,667 shares of Series 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. These preferred stock are considered temporary equity as it includes an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. Additionally, if redemption of the instrument is not certain to occur, the instrument is not required to be classified as a liability pursuant to ASC 480 and therefore is included in temporary equity. Each share is convertible into 2 shares of common stock per one share of 2018 Convertible Preferred Stock at the option of the holder for a period of one-year from issuance at the option of the holder, and the Company has the right to redeem the preferred stock at any time by paying cash, common stock, or a combination at an amount per share equal to par value per share. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date.  The balance of the preferred stock reflected in temporary equity as of September 30, 2019 and December 31, 2018, was $57,114 and $39,346, respectively, net of unamortized discounts of $193,466 and $211,233, respectively.

In November 2017, the Company also issued to the investor, 7,333 shares of Series 2018 Convertible Preferred Stock pursuant to the subscription agreement.  In November 2019, the Company and the investor have agreed to rescind the subscription agreement and return the shares to the Company for cancellation.

During the year ended December 31, 2018, the Company issued 20,000 shares of Series 2018 Convertible Preferred Stock to its chairman of the board as compensation for services provided.   The Company estimated the fair value of the shares, based on recent sales for cash, of $300,000, which is included in temporary equity as of September 30, 2019 and December 31, 2018.

Common Stock

During the nine months ended September 30, 2019, the Company sold 55,733 shares for gross proceeds of $886,003, of which $50,000 was received in October 2019 and is included in subscription receivable on the accompanying condensed consolidated balance sheet. As of September 30, 2019, 23,333 shares have yet to be issued due to administrative delays. In July 2019, the Company agreed to amend one of the subscription agreements and canceled the sale 6,000 shares for cash consideration of $90,000.

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

As of September 30, 2019 and December 31, 2018, there were 1,167 shares of Series A Convertible Preferred Stock outstanding.

Capital Contributions

During the nine months ended September 30, 2019, Omega Commercial Finance Corp made a cash contribution to the Company of $87,100. This was classified as capital contribution and recorded in additional paid-in capital.

Sale of Minority Interest in Subsidiary

During the nine months ended September 30, 2019, the Company sold a 10% interest in a newly formed subsidiary for $1,000,000. See Note 1.

Common Stock Warrants

As of September 30, 2019, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years. There has been no warrant activity during the year ended December 31, 2018 or the nine months ended September 30, 2019.

NOTE 9 – SUBSEQUENT EVENTS

On October 25, 2019, the Company engaged Aegis Capital Corp (Aegis) to provide investment banking and advisory services to the Company.

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

Results of Operations

General

The following table provides selected consolidated balance sheet data as of September 30, 2019:

Balance Sheet Data:
Cash	$12,127
Restricted cash	$2,509,186
Loan receivable, net of discounts	$1,391,229
Total assets	$4,072,479
Total liabilities	$104,398
Temporary equity	$2,857,112
Total equity	$1,110,969

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income	$13,112	$13,440	$78,112	$29,815
Accretion of Loan Origination Fees	23,919	21,629	103,187	64,183
Amortization of Loan Issuance Costs	(25,785)	(21,126)	(103,141)	(62.690)
Net Investment Income	$11,246	$13,943	$78,158	$31,308

Three Months Ended September 30, 2019 as compared to Three ended September 30, 2018

For the three months ended September 30, 2019, we generated approximately $11,000 in net investment income, compared to $14,000 in 2018. Net investment income in 2019 resulted from interest income of $13,000, the amortization of loan origination fees of $24,000, offset by the amortization of loan costs of $26,000.   Net investment income in 2018 resulted from interest income of $13,000, the amortization of loan origination fees of $22,000, offset by the amortization of loan costs of $21,000.  We incurred $383,925 in operating expenses during the 2019 period, compared to $32,394 in 2018, reflecting our increased level of operations. Interest expense for the three months ended September 30, 2018, was $76,897 resulting from the amortization of the discount on redeemable common stock.

Nine Months Ended September 30, 2019 as compared to Nine months ended September 30, 2018

For the nine months ended September 30, 2019, we generated approximately $78,000 in net investment income, compared to $31,000 in 2018. Net investment income in 2019 resulted from interest income of $78,000, the amortization of loan origination fees of $103,000, offset by the amortization of loan costs of $103,000.   Net investment income in 2018 resulted from interest income of $29,000, the amortization of loan origination fees of $64,000, offset by the amortization of loan costs of $63,000.  We incurred $1,176,517 in operating expenses during the 2019 period, compared to $112,212 in 2018, reflecting our increased level of operations. In 2019, the Company recognized $620,000 of interest on the Jersey Walk Mortgage which was derecognized upon the rescission of the Jersey Walk acquisition in June 2019, and a gain on deconsolidation of $316,744 was recognized. Interest expense for the nine months ended September 30, 2018, was $1,032,216 resulted from the amortization of the discount on redeemable common stock.

Liquidity and Capital Resources

During the nine months ended September 30, 2019, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $87,100, we sold a minority interest in a subsidiary for $1,000,000 and the Company received proceeds of $836,000 from the sale of common stock pursuant to our S-1 registration statement.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

See ITEM 1A above.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*     Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	November 12, 2019
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	November 12, 2019
TIMOTHY R. FUSSELL Ph.D	Title	Date

