Form 10-K
period 2019-12-31
Alpha Investment Inc.
filed 2020-03-18
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Emerging growth company ☑

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of June 30, 2019, the end of the registrant’s most recently completed 2nd quarter, no market value has been computed because no active trading market had been established.

As of February 29, 2020, the registrant had 40,457,067 shares of common stock outstanding.

ALPHA INVESTMENT INC

2

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

Item 1. Business

Overview

We intend to provide capital directly to borrowers seeking financing for commercial real estate properties either for refinancing or acquisitions. These loans will encompass originating performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt. Notwithstanding the foregoing, we intend to operate our business so that we do not become subject to the Investment Company Act of 1940, as amended. Accordingly, we do not plan to primarily engage in the business of investing, reinvesting or trading in securities and we do not plan to acquire investment securities (such as commercial mortgage-backed securities) having a value exceeding 40% of the value of the Company’s total assets.

We expect to offer financing across a broad-spectrum of asset backed and commercial real asset type collateral of any property type such as office, retail, industrial, multi-family, and hospitality. The Company will coordinate its lending initiatives with outside commercial real estate loan brokers, which have access to commercial real estate owners seeking financing or refinancing opportunities, and with loan origination firms that have borrowers seeking loans. We believe that this will enable ALPC to broaden its access to new borrowers and to develop and implement financing solutions for these other lenders, mortgage bankers, borrowers, and owners. In the event the Company uses third party loan origination services and underwriters, the Company will cover these costs in accordance with industry standard practices.

Furthermore, Omega Commercial Finance Corporation, a publicly-held Wyoming corporation (“Omega”), who is the Company’s principal stockholder, has the ability to introduce financing transactions to the Company to develop and implement customized financing solutions for borrowers. Omega is a publicly-held financial services holding company and the owner of an umbrella of diversified financial service related companies.

The Company expects to require substantial capital to fully fund and implement its operations. The Company plans to raise such capital through presently contemplated public offering, from alternative offerings of debt or other securities or through joint venture partnerships. There can be no assurance that the Company can successfully raise such capital or consummate alternative offerings of its debt or other securities or joint venture partnerships on favorable terms or otherwise. If such efforts are not successful, then we may be unable to honor funding commitments or be forced to curtail our operations or consider other strategic alternatives.

Investment Strategy

To identify attractive lending opportunities, the Company expects to continue to deploy its capital through the origination of commercial mortgage loans, subordinate financings and other commercial real-estate related debt investments at attractive risk-adjusted yields. The Company targets lending opportunities that are secured by commercial real estate. The Company’s underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-value ratios, property quality and market and sub-market dynamics.

Recent Developments

On March 11, 2019, the Company, through Alpha Mortgage Notes I, LLC, a special purpose vehicle (the “SPV”), entered into an operating agreement for the SPV (the “SPV Operating Agreement”) with Alameda Partners LLC, a Utah limited liability company (“Alameda Partners”). Pursuant to the SPV Operating Agreement, Alameda Partners contributed $1,000,000 for a ten percent (10%) ownership interest in the SPV and became the SPV’s manager. The capital is being used to implement the Company’s strategy of acquiring performing commercial real estate loans. The members of Alameda Partners have significant long-term experience in the commercial real estate industry as property developers, owners, and managers and currently hold title to over $50 million in commercial real estate assets.

Corporate Information

Our executive offices are located at 200 East Campus View Blvd., Suite 200, Columbus, OH and our telephone number is (305) 704-3294. Our website is https://www.alphainvestinc.com. Information contained in our website shall not be deemed incorporated into this report.

Plan of Operations

Our core objective will be to achieve advantageous yields and consistent interest income on short to long term loans (“Loans”) covering all four lending categories such as prime, alt-A, bridge and hard money loans by:

•	furnishing capital to make Loans primarily to borrowers such as commercial real estate developers and speculators, business owners, landlords and owners of core assets when traditional financing is unavailable to such borrowers for acquisitions, refinancing of commercial property loans; and

•	making Loans directly to borrowers in the commercial real estate markets.

We plan to administer various financing programs with an emphasis on Loans secured by commercial real estate, such as office buildings, multi-family residences, shopping centers, industrial, and hotels. Loans may consist of senior debt loans, mezzanine or subordinated loans, preferred equity and other equity participation financing structures.

We intend to follow a “conservative lending” profile for our Loans.  Our strategy is to seek low leveraged first lien senior debt mortgage loans and high debt service structured financing programs, as opposed to riskier, less secure, mezzanine or equity positions.

Business Objectives and Strategy

Our core business objective is to achieve advantageous and consistent rates of return from short to long term loans to borrowers when traditional financing is unavailable to such borrowers for acquisitions, refinancing of commercial property loans and other asset backed transactions. We plan to focus on various alternative commercial real estate financings with an emphasis on Loans secured by commercial real estate and also seek to invest in financing of core real estate assets that include office buildings, multi-family residences, shopping centers, and hospitality, plus ground up entitled land developments. The Loans may consist of senior debt loans, mezzanine or subordinated loans, preferred equity and other equity participation financing structures. We intend to follow a “conservative lending” profile for the Loans we fund, which means low loan to value and high debt service cover ratios. Our strategy is to seek Loans that are first lien, senior debt mortgage loans and specialty financing programs, as opposed to riskier, yet much more profitable, and less secure mezzanine or equity positions.

Use of Loan Servicers

In carrying out our business strategy, we will likely utilize third-party firms that specialize in Loan origination and servicing (“Servicers”).  We intend to perform due diligence on each Servicer which we, directly or indirectly, plan to use in the origination and servicing of Loans, in order to evaluate the firm’s experience and expertise in originating and servicing Loans that satisfy our lending and investment criteria.

Use of Other Third-Party Service Providers

We will utilize other third parties to provide various ancillary services to us, such as real estate evaluation and land feasibility appraisal services, closing-legal and escrow title services.

Sale of Participations; Co-Investments and Participations

In the discretion of management, we may sell participation rights in the Loans we originate to other entities.

We may from time to time co-invest and or syndicate participation interest in loans as the administrative agent or buying a participation interest. We plan to only employ this strategy with seasoned well-established organizations in the commercial real estate (“CRE”) lending industry such as private trusts, real estate financing institutions, mutual funds, pension funds, investment houses, or hedge fund of funds.  We believe that this will afford the Company with an additional opportunity to participate in well-structured transactions with organizations with proven track records involving originating, underwriting, and servicing.

The Commercial Real Estate Lending Product

Operationally, management believes the market for commercial mortgage loans will offer opportunities for the deployment of capital we raise.  The CRE markets have suffered greatly in recent years beginning with the 2008 U.S. financial market crisis, which resulted in a steep and prolonged recession. However, as the lending markets have steadily recovered along with market leaders such as large banks Wells Fargo, JP Morgan Chase, Bank of America and Capital One, we believe the CRE lending landscape has now stabilized in select Centralized Business Districts known as “CBD’s” and afford extremely attractive opportunities for deploying capital. Thus, we will focus on positioning the Company to seize this opportunity within this market.  We believe that our proposed business model is comparable to that currently being used by some of the top-level commercial real estate lender industry professionals. However, to compete and succeed within this industry, we plan to develop a proprietary pricing and lending model for the commercial real estate finance debt and equity markets.  If we are able to do so, as to which no assurance can be given, we believe that we will have a strategic advantage to compete in the market.

Key Operational Highlights – CRE Loans

—	The overall U.S. core property commercial real estate (“CRE”) lending market is vast and accordingly, we believe there are significant business opportunities that will afford the Company continued growth.

—	We expect that our lending model will allow for smaller increments of loans designed for quicker closings to permit investors to monitor development of the ongoing balance sheet and enable us to more rapidly achieve milestones.

—	We plan to retain or use seasoned commercial real estate independent specialists to coordinate our loan underwriting model centered on mitigating loan-loss risks and to perform all other related and required third party due diligence.

—	Since the securitization industry has standardized the underwriting criteria, we anticipate that it will allow for each third-party service provider we use to integrate and exchange information effectively and efficiently.

—	We believe that we will have low cost and prudent leverage available to us to fund Loans.

—	Our strategy has been developed with the input of experienced industry veterans.

The Commercial Real Estate Market Forecast

●	Capital Markets: Investment volume in 2020 should total between $478 billion and $502 billion, on par with the prior two years and one of the strongest years on record. Amid slower economic growth and global uncertainty, U.S. commercial real estate will remain a haven for investment in 2020. Greater investor caution and buyer-seller disconnects on pricing could moderately reduce volume from 2019 levels. Cap rates should be broadly stable, with slight compression for multifamily assets and slight increases for the other major sectors for an average spread of about 260 bps over 10-year Treasury yields next year. Investors should not count on significant appreciation returns, but income returns will remain steady.

●	Office/Occupier: Demand for office space will remain strong in 2020, with absorption forecast to total 20 million sq. ft. Flexible space will continue to increase its share of total office inventory, albeit at a slower pace. Despite continued positive absorption of office space in 2020, rent growth will slow and vacancy will increase. Leasing activity will remain driven by tech tenants, benefiting markets like San Jose, Austin and Salt Lake City. Flexible office providers will strategically expand their footprint but a drawback by “WeWork” will significantly slow expansion from previous years. CBRE’s forecast is for 51.1 million sq. ft. in completions, a 70 basis point increase in vacancy and 1.6% rent growth.

●	Industrial and Logistics: Absorption gains will be limited in 2020, with available supply outpacing demand by 20 million to 30 million sq. ft. Nevertheless, rents will rise by 5%. Despite some softening in the industrial & logistics (I&L) market, overall fundamentals will remain strong due to continued e-commerce penetration and demand for logistics space. Rent growth will be driven by newly constructed facilities and infill properties. Although there are potential trade-related risks, resilient consumer spending will buoy the I&L market and mitigate any tariff effects on major hubs relying on port activity.

●	Retail: Total U.S. retail sales increased by 3.5% year-over-year in Q3 2019 to $1.57 trillion, however more modest growth is expected in 2020 to $1.55 trillion. Total U.S. retail sales growth is expected to slow in 2020, as consumers become more cautious. Positive net absorption and rent growth in most U.S. markets will be spurred by a lack of new supply and thousands of retail store openings. Malls are benefiting from the refreshing influence of Generation Z’ers, who prefer to shop in stores and are driving traffic back to brick-and- mortar retail. Many retail assets will convert to mixed uses, creating communities and thriving town centers.

●	Multifamily: The multifamily vacancy rate will edge up by 20 basis points to 4.5% in 2020, remaining under its long-term average of 5.1%. Multifamily is positioned for continued favorable performance in 2020 but will experience some cooling due to new supply outpacing demand. Completions will match peak levels of recent years. New and potential rent control legislation will remain an industry concern. The best opportunities are in suburban markets, smaller metros and metro leaders, including Austin, Atlanta, Phoenix and Boston.

●	Hotel: Performance growth projections for the U.S. hotel industry have been downgraded from 1.6% in 2019 to 1.1% for 2020, according to STR and Tourism Economics’ latest forecast just released at the 11th annual Hotel Data Conference. The previous version of the U.S. hotel forecast released in June of 2019 called for growth in revenue per available room (RevPAR) of 2.0% and 1.9%, respectively. With occupancy at nearly flat levels, average daily rate (ADR) has been the sole driver of RevPAR, the industry standard performance metric. STR and Tourism Economics project a 0.3% decrease in occupancy to 66.1%, a 1.4% lift in ADR to US$133.70 and a 1.1% rise in RevPAR to US$88.40. Occupancy in the U.S. has not declined year over year since 2009. Two Top 25 Markets are projected to report RevPAR growth of 3.0% or higher: Miami and San Francisco. New York is the only of the major markets forecasted for a RevPAR decline. The highest overall rate of RevPAR growth (+1.8%) is expected in the Luxury segment, while the lowest is once again projected among Upscale chains (+0.4%).

●	Non-Traditional: Investment in non-traditional commercial real estate property types such as self-storage, data centers, medical office, life sciences, student housing and seniors housing now accounts for a bigger share of overall investment than it used. In 2019, activity on these property types accounted for more than 12 percent of all deal activity vs. less than six percent in 2007. Investment in seniors housing and medical office properties combined typically accounts for roughly half of all activity in alternative CRE property types. The increased interest and buying activity and alternatives have been driven by five primary factors that will continue in 2020 which are:

●	Yield Premium: Even with yield compression in recent years, most alternative assets trade at higher cap rates than conventional real estate. For example, seniors housing (excluding nursing care) and student housing had average cap rates of 6.3% and 6.1%, respectively, in 2019 compared with multifamily’ s 5.5%, according to Real Capital Analytics. Similarly, the average cap rates for life sciences and self-storage acquisitions were both about 6.1%.

●	Rising Market Demand: The sustained economic expansion over the past 10 years has been a major driver of market demand for alternative assets. Even more powerful, however, have been the structural changes in business, technology, demographics and society leading to significant growth in market demand for most alternatives. The growing use of technology has created near exponential growth in demand for off-site cloud storage and data center facilities. Demand for life sciences facilities and medical office buildings has been rising due to technological advances in medicine, changes in how health care is delivered and an increasingly older population. Self-storage has benefitted from individuals and households having smaller homes or remaining in multifamily housing longer. Demand for seniors housing has not risen dramatically this decade, but this will change over the next decade as baby boomers reach ages traditionally appealing for seniors housing. The average age of a new resident in an independent-living community is the mid-80s and the oldest baby boomer will turn 74 in 2020. However, the oldest baby boomers represent the target market for active-adult and other age-restricted rental housing. Student housing investment opportunity has been driven, in part, by the continued need to update or replace outdated student housing facilities at four-year colleges and universities. Growth in student housing demand, however, has been modest due to flat enrollment nationally. Yet there is wide variation in enrollment, with many colleges bucking national trends and creating good investment opportunities.

●	Expanded Product Availability: The specialty sectors have provided investors with another avenue for investment, particularly important in the competitive U.S. investment landscape over the past several years.

●	Portfolio Diversification: Multi-property investors, particularly institutional investors, demand property diversification in their portfolios. Diversification often can be accomplished through the traditional property types, but greater investment in alternatives has provided another avenue, especially with many investors typically overweighed in office and retail and unable to acquire enough industrial & logistics assets to meet goals.

●	Transparency: Greater transparency in pricing, market performance and operations provides prospective investors with deeper understanding of specialty sectors and greater comfort in investing in them. Improved transparency should also mitigate risk. While coverage of the specialty sectors is not as rich as for the traditional property sectors, there is a rising number of information and performance measurements. Greater transparency will continue in 2020 and help make the specialty sectors more appealing to investors not thoroughly familiar with the product.

Non-Traditional Sectors of CRE Opportunities:

●	Data Centers: New deliveries will increase the primary data center markets’ total inventory by 17.3% in 2019, increasing the competition between certain markets in 2020. The wholesale data center sector continues to evolve as flexibility and agility within IT and real estate strategies drive decisions. Transaction volume remains driven by the adoption of Hybrid IT/ multi-cloud access strategies by users. Adding momentum headed into 2020, network connectivity should remain a critical component of overall IT and real estate decisions. Demand will continue as users right-size and adapt their portfolios to handle current and future technologies, such as high-performance computing (HPC) and 5G.

●	Life Sciences/Medical Office: The life sciences sector is at an inflection point. The promise of cell and gene therapies is being delivered to patients; rare diseases, previously believed to be incurable, are on the precipice of real cures. Artificial intelligence (AI) and machine learning approaches are raising expectations that therapy discovery and development may not only be more innovative, but also more time- and cost-effective. Data-driven approaches have the potential to create value across manufacturing, the supply chain, and the entire health care ecosystem. As technology and behavioral science converge, the focus is increasingly shifting to disease prevention. Consumer wearables now have medical-grade sensors, and telemedicine, remote monitoring, and virtual trials are reducing complexity for patients. Medical algorithms and connected devices are delivering data everywhere. In 2020, biopharma and MedTech organizations will be looking for new ways to create value and new metrics to make sense of all the data. As patient-centric models have been adopted within the industry, they are now informing operational approaches and setting the foundation of personalized health care. The human experiences— of patients, the workforce, and ecosystem partners—are interrelated and affect business outcomes. With the goal of creating value for all stakeholders, organizations can aspire to find real value for themselves and their shareholders in the coming year which in turn provides abundant opportunities for CRE companies to finance its real property growth needs. Demand for life sciences facilities and medical office buildings has been rising due to technological advances in medicine, changes in how health care is delivered and an increasingly older population.

●	Seniors Housing: Demand for seniors housing has not risen dramatically this decade, but this will change over the next decade as baby boomers reach ages traditionally appealing for seniors housing. The average age of a new resident in an independent-living community is the mid-80s and the oldest baby boomer will turn 74 in 2020. However, the oldest baby boomers represent the target market for active-adult and other age-restricted rental housing.

●	Student Housing: Student Housing investment opportunity has been driven, in part by the continued need to update or replace outdated student housing facilities at four-year colleges and universities. Growth in student housing demand, however, has been modest due to flat enrollment nationally. Yet there is wide variation in enrollment, with many colleges bucking national trends and creating good investment opportunities.

Loan Production Strategy

We have access to a database of top commercial real estate mortgage bankers nationwide through organizations such as Strategic Alliance Mortgage, LLC (“SAM”), which is a company comprised of the top independently owned commercial real estate mortgage banking firms located throughout the United States. Through SAM, firms utilizes their shared national knowledge to execute superior capital market solutions for developers, commercial real estate investors, investment management firms, asset management firms, real estate investment trusts and private real estate equity firms with the goal of utilizing their production networks. We have focused on firms that have experienced loan origination back office staff to ensure our CRE Loan services will be appropriately and professionally marketed. Also, management has a proprietary database of 50 to 100 mortgage bankers to market their CRE Loan products to and generate Loan production internally for consistent deal flow. In addition, we believe that as our operations expand, we always have the opportunity to establish and retain an in-house sales team.

Competition

A number of much larger proven commercial real estate lenders such as JP Morgan Chase, Bank of America, Goldman, Apollo Commercial Real Estate, and RAIT currently have established operations with large balance sheets and back office staff. However, we are a non-banking institution and are not regulated like the larger banks or typical CMBS lenders in that we are not “pigeon-holed” into securitizing our assets. Rather, we elect to use these industry standards and underwriting characteristics to originate loans, to consequently mitigate liquidly-risk (i.e. recapitalization) with the ability to hold these loans on the un-tainted balance sheet in order to garner stable income to yield strong growth and market share. However, as most of these lenders have far longer operating histories and significantly larger financial resources than we do, there can be no assurance given that we can effectively compete.

Employees

We currently have no employees other than our executive officers. As noted above, we intend to rely on third parties retained by us for services in areas such as loan origination and production, credit analysis, underwriting, due diligence, and loan servicing. As our operations grow, we may elect to bring certain, if not all of these services in house.

Item 1A. Risk Factors

Not applicable as we are a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 2. Properties

Our principal executive offices are located at 200 East Campus View Blvd. Suite 200 Columbus, OH 43235, where we lease space from Omega, our principal stockholder, on a month to month basis at a monthly rent of $95.

Item 3. Legal Proceedings

Currently there are no legal proceedings pending or threatened against us.  However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

Item 4. Mine Safety Disclosures

None.

9

 Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our Shares are quoted on the OTCPink tier of the over-the-counter market operated by OTC Markets Group, under the symbol “ ALPC .”  However, the market for our Shares has been extremely limited and there have only been minimal and sporadic public quotations for our Shares and there have been no recent closing quotations for our Shares.  In connection with a contemplated public offering, we have applied to list our Shares for trading on the Nasdaq Capital Market.  There can be no assurance given that our Shares will be listed on the Nasdaq Capital Market or any national securities exchange, quoted on any tier of the over-the-counter market or, if quoted or listed, that a  liquid public market for our Shares will develop and if developed, be sustained.

Holders

As of March 1, 2020, we had 40,457,067 shares of common stock issued and outstanding and 42 shareholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,625,000 shares(1)	$0.004	1,375,000 shares
Equity compensation plans not approved by security holders	0 shares	n/a	0 shares
Total	3,625,000 shares(1)	$0.004	1,375,000 shares

(1)       Represents restricted stock awards under our Incentive Plan.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act.

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

10

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

Results of Operations

General

We have recognized income from related parties of approximately $90,115 for the year ended December 31, 2019, compared to $46,799 for the year ended December 31, 2018, resulting from the amortization of loan origination fees received in the form of a notes receivable and cash, offset by the amortization of loan costs incurred.  As of December 31, 2019, the Company had an accumulated deficit of approximately $4,000,000.

The following table provides selected balance sheet data as of December 31, 2019.

Consolidated Balance Sheet Data:	12/31/2019
Cash	$91,693
Restricted cash	$2,509,186
Loans Receivable – related parties, net of discounts	$883,554
Loans Receivable, net of discounts	$480,809
Total assets	$4,030,455
Current liabilities	$137,320
Total liabilities	$137,320
Temporary equity	$2,863,034
Stockholders' equity	$1,030,101

Years ended December 31, 2019 as compared to year ended December 31, 2018

For the year ended December 31, 2019, we generated approximately $90,000 in net investment income, compared to $47,000 in 2018. Net investment income in 2019 resulted from interest income of $91,000, the amortization of loan origination fees of $127,000, offset by the amortization of loan costs of $128,000.   Net investment income in 2018 resulted from interest income of $27,000, the amortization of loan origination fees of $108,000, offset by the amortization of loan costs of $88,000.  We incurred $1,480,921 in operating expenses during the 2019 period, compared to $550,223 in 2018, reflecting our increased level of operations. In 2019, the

Company recognized approximately $623,000 of interest, primarily from the Jersey Walk Mortgage which was derecognized upon the rescission of the Jersey Walk acquisition in June 2019, and a gain on deconsolidation of $316,744 was recognized. Interest expense for year ended December 31, 2018, was $1,105,000 resulted from the amortization of the discount on redeemable common stock.

Liquidity and Capital Resources

During the year ended December 31, 2019, we sold an interest in a subsidiary for $1,000,000, sold common stock for approximately $946,000, and Omega, the principal stockholder of the Company, made additional capital contributions to the Company of approximately $275,000.

The Company expects to require substantial capital to fully fund and implement its operations. The Company plans to raise such capital through its contemplated public offering, from alternative offerings of debt or other securities or through joint venture partnerships. There can be no assurance that the Company can successfully complete its pending direct public offering or consummate alternative offerings of its debt or other securities or joint venture partnerships on favorable terms or otherwise. If such efforts are not successful, then we may be forced to curtail our operations or consider other strategic alternatives. Even if we are successful in raising additional financing, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute our current shareholders.

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

12

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as we are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act.

13

Item 8. Financial Statements

14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Alpha Investment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha Investment Inc. (the Company) as of December 31, 2019 , and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses. As of and for the year ended December 31, 2019, the Company had a net loss of $1,697,245, had net cash used provided by operating activities of negative $2,041,111, accumulated deficit of $4,019,729 and working capital of $2,463,559. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Assurance Dimensions
We have served as the Company’s auditor since 2019.
Margate, Florida
March 18, 2020

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

SOLES, HEYN & COMPANY

Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2018, the Company had accumulated losses of approximately $2 million, has generated limited revenue, and may experience continued losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

/s/ Soles, Heyn, & Company, LLP

We have served as the Company's auditors since 2018.

Soles, Heyn & Company, LLP
West Palm Beach, Florida
April 12, 2019

400 Executive Center Drive, Suite 203
West Palm Beach, FL 33401
561-429-6625

Alpha Investment Inc.

Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash	$91,693	$11,286
Restricted cash held in escrow	2,509,186	2,500,099
Total Current Assets	2,600,879	2,511,385

Other Assets:
Loans receivable - related party, net of discounts	883,554	925,178
Loans receivable, net of discounts	480,809	173,449
Interest receivable	64,208	19,167
Total Other Assets	1,428,571	1,117,794

Property and Equipment, net:
Furniture and Equipment, net	1,005	1,501
Total Property and Equipment, net	1,005	1,501
TOTAL ASSETS	$4,030,455	$3,630,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37,320	$70,904
Distributions payable	100,000	—
Total Current Liabilities	137,320	70,904
Total Liabilities	137,320	70,904

Redeemable Common Stock, net of discount; ($0.0001 par value), 100,000,000 shares authorized, 166,667 shares issued and outstanding as of December 31, 2019 and 2018	2,500,000	2,500,000
Series 2018 Convertible Preferred Stock, net of discount ($0.0001 par value), 100,000 shares authorized; 36,667 shares issued and outstanding as of December 31, 2019 and 2018 (Liquidation Value: $550,000)	363,034	339,346
	2,863,034	2,839,346

Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of December 31, 2019 and 2018, respectively	17,505	17,505
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,290,400 and 40,239,333 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4,030	4,024
Additional paid-in capital	5,110,717	2,980,118
Accumulated deficit	(4,019,729)	(2,281,217)
Total Equity	1,112,523	720,430
Non-controlling interest in variable interest entities	(82,422)	—
Total Stockholders’ Equity	1,030,101	720,430
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,030,455	$3,630,680

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2019	2018
Income:
Net investment income - related parties	$90,115	$46,799
Total Income	90,115	46,799

General and Administrative Expenses:
Management fee - related party	369,680	—
Administrative expenses	625,551	440,093
Professional fees	485,690	110,130
Total General and Administrative Expenses	1,480,921	550,223
Loss from Operations	(1,390,806)	(503,424)

Other Expense:
Gain on deconsolidation	316,774	—
Interest expense, net	(623,213)	(1,104,724)
Total Other Expense	(306,439)	(1,104,724)

Net Loss	$(1,697,245)	$(1,608,148)

Amortization of discounts on Series 2019 preferred stock and redeemable common stock	(23,689)	(23,689)

Net Income Attributable to Non-controlling Interests	(17,578)	—

Net Loss Attributable to Common Stockholders	$(1,738,512)	$(1,631,837)

Basic and Diluted Loss Per Share	$(0.04)	$(0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,442,441	40,402,667

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statement of Changes in Shareholders' Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

			Series A Convertible		Additional		Non-
	Common Stock		Preferred Stock		Paid-in	Accumulated	controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total
Balance, December 31, 2017	40,239,333	$4,024	167	$2,505	$2,474,734	$(649,380)	$—	$1,831,883
Stockholder contribution	—	—	—	—	320,990	—	—	320,990
Sale of preferred stock	—	—	1,000	15,000	—	—	—	15,000
Issuance of Parent Company Stock for extension of common stock repurchase obligation	—	—	—	—	184,394	—	—	184,394
Amortization of discount on redeemable preferred stock	—	—	—	—	—	(23,689)	—	(23,689)
Net loss	—	—	—	—	—	(1,608,148)	—	(1,608,148)
Balance, December 31, 2018	40,239,333	4,024	1,167	17,505	2,980,118	(2,281,217)	—	720,430
Stockholder contribution	—	—	—	—	274,600	—	—	274,600
Sale of common stock	51,067	6	—	—	855,999	—	—	856,005
Sale of minority interest in subsidiary	—	—	—	—	1,000,000	—	—	1,000,000
Distributions due to non-controlling interest	—	—	—	—	—	—	(100,000)	(100,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	(23,689)	—	(23,689)
Net loss	—	—	—	—	—	(1,714,823)	17,578	(1,697,245)
Balance, December 31, 2019	40,290,400	$4,030	1,167	$17,505	$5,110,717	$(4,019,729)	$(82,422)	$1,030,101

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,697,245)	$(1,608,148)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	496	375
Accretion of origination fee income	(86,517)	(91,860)
Amortization of deferred loan costs	143,981	88,475
Amortization of discount on redeemable common stock	—	1,109,113
Gain on deconsolidation	(316,774)	—
Bad debt expense	25,000	—
Issuance of Series 2019 convertible preferred stock for officer compensation	—	300,000
Changes in operating assets and liabilities:
Increase in interest receivable	(45,041)	(18,834)
Increase in accounts payable	(65,011)	19,270
Increase in loans receivable, net of accretion and amortization	—	(868,000)
Increase in deferred origination fees, net of accretion	—	700,600
Net cash used in operating activities	(2,041,111)	(369,008)

Cash Flows from Investing Activities:
Net cash from investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from stockholder contribution	274,600	320,990
Proceeds from the sale of common stock	856,005	—
Proceeds from the sale of interest in subsidiary	1,000,000	—
Cancellation of the sale of common stock	(90,000)	—
Proceeds from the sale of preferred stock	—	15,000
Net cash provided by financing activities	2,040,605	335,990

Net increase (decrease) in cash	(506)	(33,018)
Cash at beginning of year	2,511,385	2,544,404
Cash and restricted cash at end of year	$2,510,879	$2,511,386

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distributions due to non-controlling interest	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

To better reflect management’s shifted focus of the Company’s business to real estate and other commercial lending, on March 30, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State changing its name from “Gogo Baby, Inc.” to “Alpha Investment Inc.”. The name change and a corresponding change in the Company’s OTC markets trading symbol from GGBY to ALPC received approval from FINRA and became effective as of April 19, 2017.

On January 31, 2019, the Company, through Jersey Walk Phase I, LLC, entered into a Sale of Membership Interest Agreement (the “Purchase Agreement”) with CMT Developers LLC (“CMT”).  Pursuant to the Purchase Agreement, the Company acquired 100% of CMT’s membership interests, in exchange for the issuance to CMT of 3,000,000 shares of common stock.  During the due diligence on the refinancing of the property, the Company learned that certain of the representations and warranties of CMT in the Purchase Agreement with respect to the property were incorrect in various material respects. Based on the foregoing, effective June 7, 2019, the Company rescinded the Purchase Agreement in accordance with its terms and the 3,000,000 shares of common stock were returned to the Company. As of June 7, 2019, the Company deconsolidated CMT, recognizing a gain on deconsolidation of $316,774. The assets, liabilities and equity related to CMT, resulting in the gain on deconsolidation are summarized as follows:

Note Payable	$15,500,000
Accrued Interest	232,500
Deferred Income	576,774
Common Stock Returned	29,222,500
Real Estate	(44,800,000)
Prepaid Expenses	(105,000)
Construction Loan Advances	(310,000)
Gain on Deconsolidation	$316,774

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC. Alameda Partners is a Utah Limited Liability Company which made a capital contribution of $1,000,000, which was paid to the Company, for 10% ownership of the SPV, and will be the managing member.  The capital shall be used to implement the strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its up-listing to the NYSE. The Members of Alameda Partners LLC have decades of experiences in the commercial real estate industry as property developers, owners, and managers  and currently holds over $50-million in commercial real estate assets. They have been appointed as the Managing Members of the SPV, while ALPC controls and holds 90% ownership.  In exchange for its 90% interest in the SPV, the Company is required to contribute 4,015,667 shares of common stock for the purchase of performing notes for the SPV. The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s. The initial $1,000,000 was recorded as additional paid in capital on the accompanying consolidated balance sheet. Alameda Partners is entitled to monthly distributions in cash and stock equal to $10,000. For the years ended December 31, 2019, the Company has recorded $100,000 of distributions as reductions to non-controlling interest, which has been accrued and included in Distributions Payable on the accompanying consolidated balance sheet as of December 31, 2019. As of December 31, 2019, Alpha Mortgage Notes I, LLC has not completed any transactions. During the year ended December 31, 2019, the Company paid Alameda Partners consulting fee totaling $225,000 related to the exploration of possible investments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Alpha Mortgage Notes I, LLC, which is controlled by the Company through its 90% ownership interest, and Paris Med CP-LLC (“Paris Med”), variable interest entity for which the Company is deemed to be the primary beneficiary, (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash Held in Escrow

The Company has approximately $2,509,000 of restricted cash held in escrow from the sale of commons stock to an investor that has the right to require the Company to repurchase common stock for $2,500,000 through September 2020. In February 2020, the holder exercised its option. See Note 9.

Loans Receivable, net and Allowance for Losses

The Company records its investments in loans receivable at the lower of cost or fair value. Costs are the gross loan receivables less unamortized costs of issuance and deferred origination fees. Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans.

When a loan receivable is placed on non-accrual status, the related interest receivable is charged to bad debt of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. As of December 31, 2019, and 2018, since all loans receivable are considered performing according to their payment terms, no loans are on non-accrual status.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management determined that no allowance for loan losses was necessary as of December 31, 2019 and 2018.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As December 31, 2019, tax years since 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The following is a summary of the components of the Company’s net investment income for the years ended December 31, 2019 and 2018:

	2019	2018
Interest Income	$32,651	$27,252
Accretion of Loan Origination Fees	143,981	108,021
Amortization of Loan Issuance Costs	(86,517)	(88,474)
Net Investment Income	$90,115	$46,799

When a loan is placed on non-accrual status, the related interest receivable is charged to bad debt of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria.

The Company suspends recognizing interest income when it is probable that the Company will be unable to collect all payments according to the contractual terms of the underlying agreements. Management considers all information available in assessing collectability. Collectability is measured on a receivable-by-receivable basis by either the present value of estimated future cash flows discounted at the effective rate, the observable market price for the receivable or the fair value of the collateral if the receivable is collateral dependent. Large groups of smaller balance homogeneous receivables, such as pre-settlement funding transactions, are collectively assessed for collectability. Receivables, including those arising from the sale of loan origination services, is charged off when in the Company's judgment, the receivable or portion of the receivable is considered uncollectible.

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by the Company’s parent company.  Through December 31, 2019, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2019 and 2018, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of December 31, 2019, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third-party construction loan agreement, and had no liabilities. 100% of the funding for the sole asset was provided by the Company and such amounts are eliminated in consolidation.  See Note 3.  For the years ended December 31, 2019 and 2018, Paris Med had no activity other than accruing interest on outstanding principal.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no material income earned or losses incurred to date by Paris Med.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Included in the basic weighted average number of common shares outstanding for the years ended December 31, 2019 and 2018 was 166,667 shares for redeemable common stock. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 520,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for year ended December 31, 2019 and 2018, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2019.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. The new lease guidance was effective for fiscal years beginning after December 15, 2018, and did not have a material effect on the Company’s financial statements.

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

NOTE 3 – LOANS RECEIVABLE, NET

Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. On January 28, 2020, this loan was amended to reduce the loan amount to $657,500. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2019, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. During the years ended December 31, 2019 and 2018, the Company recognized $36,217 and $36,217, respectively of the origination fees, which are carried at $117,277 and $66,976 as of December 31, 2019 and 2018, respectively. The Company also incurred loan issuance costs of $420,000, which were recorded as deferred issuance costs to amortized as a reduction of interest income through the maturity date. During the years ended December 31, 2019 and 2018, the Company recognized $103,141 and $88,475, respectively of the deferred issuance costs, which are carried at $204,338 and $307,479 as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. On November 2, 2019, this loan was amended to reduce the loan amount to $250,000. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2019, and 2018, the gross loan receivable balance is $250,000.

Non-Binding Memorandum with Diamond Ventures Funds Management LLC

The Company and Diamond Ventures Funds Management LLC (“DVFM”) have executed a non-binding Memorandum of Understanding (“MOU”) in connection with ongoing discussions regarding a Share Exchange & Acquisition of Membership interest into DVFM that will facilitate up to a 40% acquisition of DVFM. The terms of the exchange are not public at this time. Upon the signing of the MOU $25,000 was advanced to the Borrower as part of the Business Line of Credit to be established as part of the MOU. In December 2019,the Company determined that the amount was not going be collected and recorded bad debt expense of $25,000 during the year ended December 31, 2019.

The following is a summary of mortgages receivable as of December 31, 2019 and 2018:

	2019	2018
Principal Amount Outstanding	$907,500	$932,500
Unamortized Issuance Costs	204,338	307,478
Unaccreted Discounts, net of unamortized issuance costs	(228,284)	(314,800)
Net Carrying Value	$883,554	$925,178

Third Parties

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years on June 30, 2028, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. All interest receivables are due at maturity. As of December 31, 2018, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the years ended December 31, 2019 and 2018, the Company amortized $9,160 and $6,049, respectively, of the discount. As of December 31, 2019 and 2018, respectively, the loan is carried at $480,809 and $173,449, net of unamortized discount of $77,191 and $694,551.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of December 31, 2019 and 2018, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of December 31, 2019, and 2018, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

On September 26, 2018, the Company, through a newly formed, wholly-owned limited liability company, acquired 100% of Jersey Walk Phase I, LLC (“Jersey Walk”), with all income going to the Company and has entered into a construction loan agreement with an unrelated party, CMT Developers, LLC (“CMT”), pursuant to which, CMT executed a promissory note in the favor of  Jersey Walk in the amount of $73,496,002. This amount was to be advanced to CMT as required for the completion of the construction and development of two multi-family residences in Lakewood, New Jersey.  All amounts advanced under the construction loan agreement were secured by the construction project and due by September 30, 2028.  The acquisition of Jersey Walk was rescinded on June 6, 2019, as of which date, $310,000 had been advanced by Jersey Walk to CMT pursuant to the construction loan agreement.  Pursuant to the construction loan agreement, Jersey Walk is to receive a loan origination fee equal to 1.85% of the loan amount, or $1,259,192, of which $624,596 was received during the year ended December 31, 2018, and recorded as deferred loan origination fees to be amortized into income over the term of the loan. As a result of the rescission of the Jersey Walk acquisition, and deconsolidation of the subsidiary, deferred income of $576,774 and construction loan advances of $310,000 were derecognized and included in the gain on deconsolidation for the year ended December 31, 2019, which totaled $316,774. The Company has retained no investment, and has no continuing involvement, in CMT.

The following is a summary of loans receivable as of December 31, 2019 and 2018:

	2019	2018
Principal Amount Outstanding	$558,000	$868,000
Unaccreted Discounts	(77,191)	(694,551)
Net Carrying Value	$480,809	$173,449

NOTE 4 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2019 the Company had a net operating loss carry-forward of approximately $1,662,000. Net operating loss carry-forwards incurred before 2018 generally expire twenty years from the date the loss was incurred, beginning in 2023, and losses incurred after 2018 are subject to annual limitations.

The Company is subject to United States federal and state income taxes at an approximate blended state and federal rate of 29%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2019	December 31, 2018
Statutory rates (federal and state)	29%	29%
Permanent differences	(11)%	(24)%
Valuation allowance change and change in tax rate	(18)%	(5)%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31, 2019	December 31, 2018
Net operating loss carryforward	$482,081	$177,017
Valuation allowance	(482,081)	(177,017)
Net deferred income tax asset	$—	$—

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. The Company’s valuation allowance increased by $305,064 and $58,993 during the years ended December 31, 2019 and 2018, respectively. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

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

Advisory Agreement

In June 2019, the Company entered into an advisory agreement, pursuant to which it agreed to compensate a third-party advisor a percentage of future capital raises facilitated by the advisor. Compensation includes non-refundable cash, cash compensation based on a percentage of capital raised. The advisor may elect to receive certain percentage-based fees in the form of equity. Upon the closing of a transaction, the advisor will receive five-year warrants to purchase a number of shares of common stock equal to 8% of the number of shares issue in the transaction at a strike price of the transaction value as defined the agreement. As of the date of this report, no amounts have been earned and no equity instruments have been issued as transaction-based fees pursuant to this agreement. During the year ended December 31, 2019, the Company paid advisory fees of $340,000 to the third party advisor for services related to identifying potential investors, which is included in professional fees in the accompanying consolidated statement of operations.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $2,041,111 and $369,008 in cash in operations, and incurred net losses of $1,697,245 and $1,608,148 during the years ended December 31, 2019 and 2018, respectively. The Company has an accumulated deficit of $4,019,729 as of December 31, 2019 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 3.

Consulting Fees

The Company has paid certain consulting fees to Alameda Partners as further disclosed in Note 1.

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the year ended December 31, 2018, Omega waived the management fee. During the year ended December 31, 2019, Omega Commercial Finance Corp, the Company’s principle stockholder, and Omega Streets Capital, an affiliate entity, was paid a combined $369,680 in management and consulting fees pursuant to a corporate governance management agreement executed on June 1, 2017.  The fee paid in 2019 is for services that were rendered throughout 2019.

NOTE 8 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors, and 5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. No shares were issued under the plan during the years ended December 31, 2018 and 2019. As of December 31, 2019 and 2018, there were 3,625,000 shares issued under the plan and 1,375,000 available for issuance under the plan.

Temporary Equity

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000. Pursuant to the subscription agreement, and amendments, the investor has the right to require the Company to repurchase the shares for $2.5 million at anytime through September 2020, which was initially December 2017. Accordingly, the amounts received are presented as a temporary equity as of December 31, 2019 and 2018. In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term.

Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date. In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May and June 2018.  As consideration for the extensions, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 65,000 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded additional discounts of $184,394, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.  In October 2018, the option period was further extended to November 19, 2018.   As consideration for the extension, the Company agreed to allow the investor to direct the investment of the restricted cash into one more investment types, such stock, money market accounts or similar investments.  The investor was also granted the right to withdrawal any restricted cash in excess of $2.5 million.  In November 2018, the option was further extended to January 12, 2019. In March 2019, the option period was extended to June 2019. In June 2019, the option period was extended to September 27, 2019. In September 2019, the option period was extended to February 2020. In January 2020, the option period was extended to September 2020. During the year ended December 31, 2018, the Company amortized the remaining $1,109,113 of the discount. As of December 31, 2019 and 2018, the cash is held in an escrow account and the shares are carried at $2,500,000. There is no remaining unamortized discount as of December 31, 2019 and 2018. In February 2020, the holder exercised its option. See Note 9.

On November 27, 2017, 16,667 shares of 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000. The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date. The balance of the preferred stock reflected in temporary equity as of December 31, 2019 and 2018, respectively, was $336,034 and $339,346, net of unamortized discount of $187,544 and $211,233.

During the year ended December 31, 2018, the Company issued 20,000 shares of Series 2018 Convertible Preferred Stock to its chief executive officer as compensation for services provided.   The Company estimated the fair value of the shares, based on recent sales for cash, of $300,000, as compensation expense for the year ended December 31, 2018.

In November 2017, The Company also issued to the investor, 7,333 shares of Series 2018 Convertible Preferred Stock pursuant to the subscription agreement.  As of December 31, 2018, the Company has yet to receive the proceeds for these shares as presents the par value of these shares as subscription receivable. As of December 31, 2019, these funds were determined not to be received and the Series 2018 Convertible Preferred Stock was adjusted to reflect this adjustment.

Common Stock

During the year ended December 31, 2019, the Company sold 57,067 shares for gross proceeds of $946,005. In July 2019, the Company agreed to amend one of the subscription agreements and cancelled the sale 6,000 shares for cash consideration of $90,000. As of December 31, 2019, 2,000 shares of common stock have yet to be issued due to administrative delays.

Preferred Stock

During the year ended December 31, 2018, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash consideration of $15,000.

Capital Contributions

During the years ended December 31, 2019 and 2018, Omega Commercial Finance Corp, the Company’s parent company, made capital contributions to the Company totaling $274,600 and $320,990, respectively.

Common Stock Warrants

As of December 31, 2019, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years. There was no warrant activity during the years ended December 31, 2019 and 2018.

The following is a summary of warrant activity for the years ended December 31, 2019 and 2018:

	# of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)
Balance, January 1, 2018	520,000	$15.00	5.00
Balance, December 31, 2018	520,000	$15.00	3.80
Balance, December 31, 2019	520,000	$15.00	2.80

The following is a summary of warrants outstanding as of December 31, 2019:

Exercise Price	# of Shares	Expiration
$15.00	350,000	September 19, 2022
$15.00	170,000	December 14, 2022
	520,000

Sale of Minority Interest in Subsidiary

During the year ended December 31, 2019, the Company sold a 10% interest in a newly formed subsidiary for $1,000,000. See Note 1.

NOTE 9 – SUBSEQUENT EVENTS

In February 2020, an investor that has the right to require the Company to repurchase the common stock for $2,500,000 through September 2020, exercised its option and the Company reacquired these shares for $2,500,000 in cash.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 15, 2019, we formally engaged Assurance Dimensions, Inc. (“ADI”) as our independent registered public accounting firm.  The engagement was due to the recent acquisition by ADI of the SEC practice of Soles Heyn & Company, LLP (“SHCPA”), our current independent registered public accounting firm. The decision to engage ADI as our independent registered public accounting firm was approved by the unanimous consent of our board of directors on July 15, 2019.

SHCPA’s report on the Company’s financial statements for the fiscal years ended December 31, 2018 and December 31, 2017 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as set forth herein. SHCPA’s reports on the Company’s financial statements for the fiscal years ended December 31, 2018 and December 31, 2017 contained an explanatory paragraph regarding the significant doubt about the Company’s ability to continue as a going concern.

During the two-year period ended March 31, 2019 and the subsequent period through the date of filing of this report, (a) there have been no disagreements with SHCPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of SHCPA, would have caused SHCPA to make reference to the subject matter of the disagreement in connection with its reports; (b) no such disagreement was discussed with the audit committee of the Company’s board of directors or with our board of directors as a whole; and (d) there have been no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Revised 2013). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers

The following table sets forth the name, age and position of each person who is a director or executive officer as of the date of this prospectus.

Name	Age	Positions and Offices to be Held

Timothy R. Fussell, Ph.D.	54	President, Chairman and director
Todd C. Buxton	49	Chief Executive Officer, Vice Chairman and director

Both of our directors bring to our board of directors executive leadership experience derived from their prior business experience. Each of them has demonstrated strong business acumen and an ability to exercise sound judgment and has a reputation for integrity, honesty and adherence to ethical standards.  Set forth below is a brief description of the background and business experience of our directors and executive officers.

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

Director Independence

At present, neither of our directors are “independent” as defined under Rule 10A-3(b)(1) under the Exchange Act. Upon completion of our contemplated public offering, we will add three “independent” directors to our board.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee.  Upon completion of our contemplated public offering, we will add three “independent” directors to our board and establish such committees, all the members of which will be “independent” directors.

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for 2019, 2018 and 2017.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Todd C. Buxton, CEO	2019	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
Timothy R. Fussell,	2019	0	0	0	0	0	0	0	0
President	2018	0	0	0	0	0	0	0	0

Employment Agreements

The Company is presently not party to an employment agreement with either of its executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2019 for our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)

Todd C. Buxton, CEO	0	0	0	0	0	0	0	0	0
Timothy R. Fussell	0	0	0	0	0	0	0	0	0
Malcom Hargrave	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid for our last completed fiscal year to each of our directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Todd C. Buxton	0	0	0	0	0	0	0
Timothy R. Fussell	0	0	0	0	0	0	0
Malcolm Hargrave	0	0	0	0	0	0	0

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

Names and addresses	Number of shares of
of	common stock		Percentage of class
beneficial owners	beneficially owned (#)		beneficially owned (%)

Directors and executive officers:

Timothy R. Fussell, Ph.D.	0	(1)	0.0
Todd C. Buxton	0	(1)	0.0
All executive officers and directors as a group (two persons)	0	(1)	0.0

Other 5% percent beneficial owners:

Omega Commercial Finance Corp.(2)	35,550,000		79.9
33 Capital Street LLC	2,244,200	(3)	5.6

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

(1)	Does not include 35,550,000 Shares held by Omega. The director and executive officer is also an executive officer of Omega but does not have voting or dispositive control over such Shares and accordingly, disclaims beneficial ownership of those Shares.

(2)	The persons deemed voting or dispositive control over the Shares held by Omega are Jon S. Cummings IV, Chairman of Board, director and the majority shareholder of Omega, Mark Feanny, MD, a director of Omega and Clarence Williams, a director of Omega.

(3)	Includes 1,250,000 “ restricted ” Shares awarded to Erika L. Hasty under our Incentive Plan. Erika L. Hasty is the managing member of 33 Capital Street LLC and exercises voting and dispositive control over the Shares held by 33 Capital Street LLC.

Item 13.  Certain Relationships and Related Transactions

During the years ended December 31, 2019 and December 31, 2018, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of $87,100 and $320,990, respectively. The capital contributions were classified as additional paid-in capital.

On August 28, 2017, the Company entered into two loan agreements with companies owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company.  The first agreement, with Partners South Holdings LLC (“PSHL”), provides for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the limited liability company membership interests of PSHL.  The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the first day of each calendar. As of December 31, 2019, no amounts had been advanced under this line of credit. Origination fees of $180,000 due to the Company have been added to the outstanding balance due on the line of credit. As of December 31, 2019, the loan receivable balance was $657,500.

The second agreement, with Partners South Properties Corporation (“PSPC”), provides for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the capital stock of PSPC. The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the line of credit is 3.5% to be paid quarterly on the first day of each calendar quarter.  As of December 31, 2019, the loan receivable balance was $250,000.

The Company believes that the terms of the lines of credit with PSHL and PSPC are comparable to the terms of lines of credit which ALPC would offer to non-affiliated third-party borrowers.

Review, Approval and Ratification of Related Party Transactions

The Company does not have a policy that expressly prohibits its directors, officers, independent directors, principal stockholders or their respective affiliates from engaging for their own account in business activities of the types conducted by the Company. The Company’s code of business conduct and ethics contains a conflict of interest policy that prohibits our directors and executive officers, or whoever provides services to the Company, from engaging in any transaction that involves an actual conflict of interest with the Company, provided, however, that when the Company adds “independent” directors to its board upon completion of its contemplated offering, any such conflict may be waived by a majority vote of “independent directors.” In the event the Company’s common stock is listed on the Nasdaq Capital Market, it will be required to comply with any additional Nasdaq rules and policies regarding affiliate transactions.

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company by Assurance Dimensions, for audit services, including quarterly reviews, were $36,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2019.

The total fees charged to the Company by Soles, Heyn & Company LLP for audit services, including quarterly reviews, were $14,500 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2018.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or board of directors if there is no audit committee; and (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee or the board, as the case may be, provided that the policies and procedures are detailed as to the particular  service,  the  audit committee or the board is informed of each service, and such policies and procedures do not include delegation of the audit committee’s or the board’s responsibilities to management.

We do not have an audit committee.  Our board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 and 2018 were pre-approved by our board.

PART IV

Item 15. Exhibits

The following exhibits are included with this filing:

3 (i)	Certificate of Incorporation, as amended (1)

3(ii)	Certificate of Designation of Series A Convertible Preferred Stock(2)

3(iii)	Certificate of Designation of Series 2018 Convertible Preferred Stock(2)

3 (iv)	By-Laws (1)

10.1	2017 Incentive Stock Plan (3) *

10.2	Subscription Agreement with Dr. Assia Benhacene (4)

10.3	Subscription Agreement with Hoosier Real Estate Investors, LLC (5)

10.4	Loan Agreement with Partners South Holdings, LLC (3)

10.5	Loan Agreement with Partners South Properties Corporation (3)

10.6	Code of Ethics (3)

10.7	Subscription Agreement with Inn Properties, LLC (3)

10.8	Corporate Governance Management Agreement with Omega Commercial Finance Corporation (3)

31.1	Section 302 Certification of CEO(7)

31.2	Section 302 Certification of CFO(7)

32.1	Section 906 Certification of CEO(7)

32.2	Section 906 Certification of CFO(7)

(1)	Filed as exhibit to registrant’s Registration Statement on Form S-1 (File No. 333-198772) and incorporated herein by reference, as amended by an amendment thereto, filed as an exhibit to registrant’s Current Report on Form 8-K dated April 19, 2017 and incorporated herein by reference.

(2)	Filed as exhibit to registrant’s Registration Statement on Form S-1 (File No. 333-236371) and incorporated herein by reference

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-221183) and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 5, 2017 and incorporated herein by reference.

(5)	Filed as exhibit to the registrant’s Current Report on Form 8-K dated September 25, 2017 and incorporated herein by reference.

(6)	Filed as exhibit to the registrant’s Current Report on Form 8-K dated September 25, 2017 and incorporated herein by reference.

(7)	Filed herewith.

*     Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA INVESTMENT INC.

By	/s/ TODD C. BUXTON	March 18, 2020
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	March 18, 2020
TODD C. BUXTON	Title (Principal Executive, Financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	March 18, 2020
TIMOTHY R. FUSSELL Ph.D	Title	Date