Form 10-Q
period 2020-03-31
Alpha Investment Inc.
filed 2020-05-14
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 14, 2020
Common Stock, par value $0.0001	40,290,400 shares

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “the Company,” “we,” “our,” “us,” and similar terms refers to Alpha Investment, Inc.

ITEM 1. FINANCIAL STATEMENTS

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash	$282,762	$91,693
Restricted cash held in escrow	—	2,509,186
Total Current Assets	282,762	2,600,879

Other Assets:
Loans receivable - related party, net of discounts	879,398	883,554
Loans receivable, net of discounts	483,099	480,809
Interest receivable	75,223	64,208
Total Other Assets	1,437,720	1,428,571

Property and Equipment, net:
Furniture and Equipment, net	881	1,005
Total Property and Equipment, net	881	1,005

TOTAL ASSETS	$1,721,363	$4,030,455

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37,320	$37,320
Accrued management fees – related party	37,500	—
Distributions payable	130,000	100,000
Total Current Liabilities	204,820	137,320
Total Liabilities	204,820	137,320

Commitments and Contingencies (Note 5)

Redeemable Common Stock, net of discount; ($0.0001 par value), 100,000,000 shares authorized, 0 and 166,667 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	2,500,000
Series 2018 Convertible Preferred Stock, net of discount ($0.0001 par value), 100,000 shares authorized; 36,667 shares issued and outstanding (Liquidation Value: $500,000)	368,956	363,034
	368,956	2,863,034

Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 issued and outstanding	17,505	17,505
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,290,400 shares issued and outstanding as of March 31, 2020 and December 31, 2019	4,030	4,030
Additional paid-in capital	5,520,717	5,110,717
Accumulated deficit	(4,286,637)	(4,019,729)
Total Equity	1,255,615	1,112,523
Non-controlling interest in variable interest entities	(108,028)	(82,422)
Total Stockholders' Equity	1,147,587	1,030,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,721,363	$4,030,455

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Income:
Net investment income - related parties	$1,976	$19,651
Net investment income	7,462	7,462
Total Income	9,438	27,113

General and Administrative Expenses:
Management fee - related party	37,500	40,625
Administrative expenses	129,384	178,149
Professional fees	89,961	24,575
Total General and Administrative Expenses	256,845	243,349
Loss from Operations	(247,407)	(216,236)

Other Expense:
Interest expense	(9,185)	(310,000)
Total Other Expense	(9,185)	(310,000)

Net Loss	$(256,592)	$(526,236)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,922)	(5,922)

Net Income Attributable to Non-controlling Interests	(4,394)	—

Net Loss Attributable to Common Stockholders	$(266,908)	$(532,158)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,290,400	42,211,404

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Additional
	Common Stock		Preferred Stock		Paid-in	Subscription	Non-controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total
Balance, December 31, 2018	40,239,333	$4,024	1,167	$17,505	$2,980,118	$—	$—	$(2,281,217)	$720,430
Stockholder contribution	—	—	—	—	87,100		—	—	87,100
Sale of common stock	30,400	3	—	—	425,997	(30,000)	—	—	396,000
Sale of minority interest in subsidiary	—	—	—	—	1,000,000	—	—	—	1,000,000
Issuance of common stock for acquisition of CMT	3,000,000	300	—	—	29,222,200	—	—	—	29,222,500
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—		—	(526,236)	(526,236)
Balance, March 31, 2019	43,269,733	$4,327	1,167	$17,505	$33,715,415	$(30,000)	$—	$(2,813,375)	$30,893,873

					Additional
	Common Stock		Preferred Stock		Paid-in	Subscription	Non-controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total
Balance, December 31, 2019	40,290,400	$4,030	1,167	$17,505	$5,110,717	$—	$(82,422)	$(4,019,729)	$1,030,101
Stockholder contribution	—	—	—	—	410,000	—	—	—	410,000
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	(5,922)	(5,922)
Distributions to noncontrolling interest	—	—	—	—	—	—	(30,000)	—	(30,000)
Net loss	—	—	—	—	—	—	4,394	(260,986)	(256,592)
Balance, March 31, 2020	40,290,400	$4,030	1,167	$17,505	$5,520,717	$—	$(108,028)	$(4,286,637)	$1,147,587

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(256,592)	$(526,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	124	282
Accretion of origination fee income	1,866	(13,847)
Changes in operating assets and liabilities:
Increase in interest receivable	(11,015)	(12,970)
Increase in prepaid expenses	—	(226,875)
Increase in accrued interest payable	—	155,000
Increase in accrued management fees - related party	37,500
Decrease in accounts payable	—	(3,899)
Net cash used in operating activities	(228,117)	(628,545)

Cash Flows from Investing Activities:
Purchase property and equipment	—	(13,300)
Net cash used in investing activities	—	(13,300)

Cash Flows from Financing Activities:
Redemption of redeemable common stock	(2,500,000)	—
Proceeds from stockholder contribution	410,000	87,100
Proceeds from the sale of common stock	—	425,997
Proceeds from the sale of interest in subsidiary	—	1,000,000
Net cash provided by (used in) financing activities	(2,090,000)	1,513,097

Net increase (decrease) in cash	(2,318,117)	871,253
Cash and restricted cash at beginning of period	2,600,879	2,511,385
Cash at end of period	$282,762	$3,382,638

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Amortization of discount on preferred stock	$5,922	$5,922
Acquisition of real estate with common stock	$—	$44,800,000
Assumption of debt and accrued interest with acquisition of real estate	$—	$15,577,500

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

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC. Alameda Partners is a Utah Limited Liability Company which made a capital contribution of $1,000,000, which was paid to the Company, for 10% ownership of the SPV, and will be the managing member.  The capital shall be used to implement the strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its up-listing to the NYSE. The Members of Alameda Partners LLC have decades of experiences in the commercial real estate industry as property developers, owners, and managers  and currently holds over $50-million in commercial real estate assets. They have been appointed as the Managing Members of the SPV, while ALPC controls and holds 90% ownership.  In exchange for its 90% interest in the SPV, the Company is required to contribute 4,015,667 shares of common stock for the purchase of performing notes for the SPV. The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s. The initial $1,000,000 was recorded as additional paid in capital on the accompanying consolidated balance sheet. Alameda Partners is entitled to monthly distributions in cash and stock equal to $10,000. For the three months ended March 31, 2020, the Company has recorded $30,000 of distributions as reductions to non-controlling interest, which has been accrued and included in Distributions Payable on the accompanying consolidated balance sheet totaling $130,000 as of March 31, 2020. As of March 31, 2020, Alpha Mortgage Notes I, LLC has not completed any transactions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of March 31, 2020, the Company had no cash equivalents.

Restricted Cash Held in Escrow

As of December 31, 2019, the Company has $2,500,000 of restricted cash held in escrow from the sale of commons stock to an investor that has the right to require the Company to repurchase the common stock for $2,500,000 through September 2020. During the three months ended March 31, 2020, the investor exercised its right to require the Company to acquire the common stock, resulting in the release of the escrowed cash to the investor in exchange for the return of the common stock.

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

When a loan receivable is placed on non-accrual status, the related interest receivable is charged to bad debt of the current period. If a non-accrual loan is returned to accrual status, the accrued interest existing at the date the residential loan is placed on non-accrual status and interest during the non-accrual period are recorded as interest income as of the date the loan no longer meets the non-accrual criteria. As of March 31, 2020 and December 31, 2019, since all loans receivable are considered performing according to their payment terms, no loans are on non-accrual status.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management determined that no allowance for loan losses was necessary as of March 31, 2020 and December 31, 2019.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2020, tax years since 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The following is a summary of the components of the Company’s net investment income for the three months ended March 31, 2020 and 2019:

	2020	2019
Interest Income	$11,304	$13,266
Accretion of Loan Origination Fees	21,629	39,632
Amortization of Loan Issuance Costs	(23,495)	(25,785)
Net Investment Income	$9,438	$27,113

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega.  Through December 31, 2019, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of March 31, 2020, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of March 31, 2020, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third party construction loan agreement, and had no liabilities.  See Note 3.  For the three months ended March 31, 2020, Paris Med had no activity other than accruing interest on outstanding principal.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has attributed 90% of interest earned on Paris Med’s sole asset to non-controlling interests.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 166,667 shares underlying convertible preferred stock and 520,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the three months ended March 31, 2020, because their impact was anti-dilutive. 520,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the three months ended March 31, 2019, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2020.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), Conforming Amendments Related to Leases. This ASU amends the codification regarding leases in order to increase transparency and comparability. The ASU requires companies to recognize lease assets and liabilities on the statement of condition and disclose key information about leasing arrangements. A lessee would recognize a liability to make lease payments and a right-of-use asset representing its right to use the leased asset for the lease term. For an emerging growth company, the amendments in the update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of this ASU did not have a material effect on the Company’s financial statements.

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

NOTE 3 – LOANS RECEIVABLE, NET

Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. On January 28, 2020, this loan was amended to reduce the loan amount to $657,500. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of March 31, 2020, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. During the three months ended March 31, 2020 and 2019, the Company recognized $9,045 and $9,045, respectively of the origination fees, which are carried at $129,852 and $117,277 as of March 31, 2020 and December 31, 2019, respectively. The Company also incurred loan issuance costs of $420,000, which were recorded as deferred issuance costs to amortized as a reduction of interest income through the maturity date. During the three months ended March 31, 2020 and 2019, the Company recognized $25,785 and $25,785, respectively of the deferred issuance costs, which are carried at $178,552 and $204,338 as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. On November 2, 2019, this loan was amended to reduce the loan amount to $250,000. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% to be paid quarterly on the 1st day of the fiscal quarter. As of March 31, 2020, and December 31, 2019, the gross loan receivable balance is $250,000.

The following is a summary of mortgages receivable as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Principal Amount Outstanding	$907,500	$907,500
Unamortized Issuance Costs	178,552	204,338
Unaccreted origination fees	(206,654)	(228,284)
Net Carrying Value	$879,398	$883,554

Third Parties

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. As of December 31, 2019, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the three months ended March 31, 2020 and 2019, the Company amortized $2,290 and $2,290, respectively, of the discount and, as of March 31, 2020 and December 31, 2019, respectively, the loan is carried at $483,099 and $471,648, net of unamortized discount of $74,901 and $77,191.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of March 31, 2020 and December 31, 2019, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of March 31, 2020 and December 31, 2019, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

The following is a summary of loans receivable as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Principal Amount Outstanding	$558,000	$558,000
Unaccreted Discounts	(74,901)	(77,191)
Net Carrying Value	$483,099	$480,809

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Covid-19

A novel strain of coronavirus (“Covid-19”) emerged globally in December 2019 and has been declared a pandemic. The extent to which Covid-19 will impact our business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time.

The Company's business opportunities could develop more slowly as business partners and potential customers are dealing with Covid-19 issues, and these could cause delays in decision making and finalization of negotiations and agreements.

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan. For the three months ended March 31, 2020, the Company accrued $30,000 of distributions. As of March 31, 2020, $130,000 of minimum distributions are owed to the 10% partner.

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

NOTE 5 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,286,637 as of March 31, 2020. During the three months ended March 31, 2020, the Company used $228,117 of cash in operations and incurred a net loss of $256,592. The Company requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 – RELATED PARTY TRANSACTIONS

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 3.

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the three months ended March 31, 2020, no amounts have been paid and $37,500 has been accrued.

NOTE 7 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of March 31, 2020 and December 31, 2019, there are 1,375,000 shares available for issuance under the plan and no options outstanding.

Temporary Equity

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000.  Pursuant to the subscription agreement the investor has the right to require the Company to repurchase the shares for $2.5 million. During the three months ended March 31, 2020, the investor exercised its right to require the Company to repurchase the shares for $2.5 million and $2.5 million was released from escrow and returned to the investor in exchange for the common stock.

On November 27, 2017, 16,667 shares of Series 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance.  The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date.  The balance of the preferred stock reflected in temporary equity as of March 31, 2020 and December 31, 2019, was $68,959 and $63,034, respectively, net of unamortized discounts of $181,621 and $187,544, respectively.

During the year ended December 31, 2018, the Company issued 20,000 shares of Series 2018 Convertible Preferred Stock to its chief executive officer as compensation for services provided. These shares are carried at $300,000 as of March 31, 2020 and December 31. 2019.

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

In 2018, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash proceeds of $15,000.

Capital Contributions

During the three months ended March 31, 2020, Omega Commercial Finance Corp made a cash contribution to the company of $410,100. This was classified as capital contribution and recorded in additional paid-in capital.

Common Stock Warrants

As of March 31, 2020, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years, of which warrants to acquire 350,000 shares expire on September 19, 2022 and warrants to acquire 170,000 shares expire on December 14, 2022. There was no warrant activity during the three months ended March 31, 2020.

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

Potential Effects of the Coronavirus (COVID-19) Outbreak

The adverse public health developments and economic effects of the COVID -19 outbreak could adversely affect the Company’s customers and business partners as a result of quarantines, facility closures and logistics restrictions imposed in connection with the outbreak. More broadly, the outbreak could potentially lead to an extended economic downturn, which would likely decrease spending, adversely affect demand for our services and harm our business, results of operations and financial condition. We cannot accurately predict the effect the COVID-19 outbreak will have on the Company.

Corporate Information

Our executive offices are located at 200 East Campus View Blvd., Suite 200, Columbus, OH and our telephone number is (305) 704-3294. Our website is https://www.alphainvestinc.com. Information contained in our website shall not be deemed incorporated into this report.

Results of Operations

General

We have recognized income from related parties of approximately $9,000 for the three months ended March 31, 2020, compared to $27,000 for the same period in 2019, resulting from the amortization of loan origination fees received in the form of cash and notes receivable, offset by the amortization of loan costs incurred.  As of March 31, 2020, the Company had an accumulated deficit of approximately $4.3 million.

The following table provides selected consolidated balance sheet data as of March 31, 2020:

Balance Sheet Data:	3/31/2020
Cash	282,762
Loan receivable and accrued interest receivable, net of discounts	1.437.720
Total assets	1,721,363
Accounts payable and accrued liabilities	204,820
Total liabilities	204,820
Temporary equity	368,956
Shareholders' equity	1,147,587

Three Months Ended March 31, 2020 as compared to year ended March 31, 2019

For the three months ended March 31, 2020, we generated approximately $9,438 in net investment income, compared to $27,113 in 2019. Net investment income in 2020 resulted from interest income of $13,000, the amortization of loan origination fees of $40,000, offset by the amortization of loan costs of $26,000.   Net investment income in 2019 resulted from interest income of $11,000, the amortization of loan origination fees of $22,000, offset by the amortization of loan costs of $24,000.  We incurred $256,845 in operating expenses during the 2020 period, compared to $216,236 in 2019. In 2019, the Company recognized interest expense of $310,000 related to the Jersey Walk financing, which was rescinded upon rescission of the Jersey Walk acquisition in June 2019.

Liquidity and Capital Resources

During the three months ended March 31, 2020, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $410,000, and $2.5 million was release from escrow and paid to an investor for redemption of common stock. In 2019, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $87,100, the Company sold commons stock for cash proceeds for $425,997, and received $1,000,000 from an investor in the Company’s consolidated variable interest entity.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any material legal or administrative proceedings and are not aware of any pending or threatened material legal or administrative proceedings arising in the ordinary course of business.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	May 14, 2020
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	May 14, 2020
TIMOTHY R. FUSSELL Ph.D	Title	Date

