Form 10-Q/A
period 2020-06-30
Alpha Investment Inc.
filed 2021-10-13
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at October 12, 2021
Common Stock, par value $0.0001	9,724,401 shares

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment #1 to the Company’s Form 10-Q for the period ended June 30, 2020, is being filed to remove the following unwound transaction:

As previously reported on a Current Report on Form 8-K filed with the SEC on July 22, 2020, on July 30, 3020, Alpha entered into a joint venture transaction with Parsons Energy Group, LLC (“Parsons”) with respect to leasehold mining rights then held by Parsons on approximately 1,200 acres located in Independence, Wisconsin, containing an estimated 1110 Million Tons of Tier 1 Northern White Fracking Sand.  In connection therewith, the mining rights were assigned by Parsons to Legacy Sand Group, LLC, a newly-organized Florida limited liability company (“Legacy Sand”), which was formed to exploit the fracking rights.  Contemporaneously therewith, Alpha acquired a nineteen percent (19%) limited liability company membership interest in Legacy Sands (the “Interest”), in exchange for the issuance to Parsons of 3,382 shares of Alpha’s Series 2020 Preferred Stock (the “Series 2020 Preferred Shares”).

However, despite using its best efforts, pending Legacy Sand commencing operations and generating revenues, the Company was not able to sufficiently establish the valuation of the Interest and the Series 2020 Preferred Shares to the satisfaction of its independent registered public accounting firm, in order to allow the Interest to be reflected as an asset on the Company’s balance sheet included in its periodic reports filed with the SEC under the Securities Act of 1934, as amended.

Accordingly, on July 29, 2021, the Company and Parsons entered into an Unwinding Agreement (the “Unwinding Agreement”), pursuant to which the joint venture was unwound.  Under the Unwinding Agreement, Parsons returned the Series 2020 Preferred Shares to the Company for cancellation and the Company assigned the Interest in Legacy Sand back to Parsons and exchanged mutual releases.

In all other respects, this Amendment #1 is identical to the original filing.

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

ITEM 1. FINANCIAL STATEMENTS

Alpha Investment Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$128,037	$91,693
Restricted cash held in escrow	—	2,509,186
Total Current Assets	128,037	2,600,879

Other Assets:
Loans receivable - related party, net of discounts	875,242	883,554
Loans receivable, net of discounts	485,389	480,809
Interest receivable	86,428	64,208
Total Other Assets	1,447,059	1,428,571

Property and Equipment,net:
Furniture and equipment, net	790	1,005
Total Property and Equipment, net	790	1,005

TOTAL ASSETS	$1,575,886	$4,030,455

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37,320	$37,320
Accrued management fees - related party	75,000	—
Distributions payable	160,000	100,000
Total Current Liabilities	272,320	137,320

PPPL	20,800	—
Total Liabilities	293,120	137,320

Redeemable Common Stock: ($0.0001 par value), 100,000,000 shares authorized, 166,667 shares issued and outstanding as of December 31, 2019 (See Note 8)	—	2,500,000
Series 2018 Convertible Preferred Stock ($0.0001 par value), net of discounts of $175,701 and $187,545, respectively, 100,000 shares authorized; 36,667 shares issued and outstanding (Liquidation Value: $500,000) (See Note 8)	374,878	363,034
	374,878	2,863,034
Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 issued and outstanding	17,505	17,505
Series 2020 Convertible Preferred Stock, net of discount ($10,000 par value), 100,000 shares authorized; 3,382 issued and outstanding	—	—
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 43,290,400 shares issued and outstanding	4,030	4,030
Additional paid-in capital	5,535,717	5,110,717
Accumulated deficit	(4,515,730)	(4,019,729)
Total Equity	1,041,522	1,112,523
Non-controlling interest in variable interest entities	(133,634)	(82,422)
Total Stockholders' Equity	907,888	1,030,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,575,886	$4,030,455

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

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Series A		2020 Convertible		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Subscription	Non-controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total
Balance, December 31, 2018	40,239,333	$4,024	1,167	$17,505	1,167	$17,505	$2,980,118	$—	$—	$(2,281,217)	$720,430
Stockholder contribution	—	—	—	—	—	—	87,100		—	—	87,100
Sale of common stock	30,400	3	—	—	—	—	425,997	(30,000)	—	—	396,000
Sale of minority interest in subsidiary	—	—	—	—	—	—	1,000,000	—	—	—	1,000,000
Issuance of common stock for acquisition	3,000,000	300	—	—	—	—	29,222,200	—	—	—	29,222,500
Deemed dividend- discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		4,882	(531,118)	(526,236)
Balance, March 31, 2019	43,269,733	4,327	1,167	17,505	1,167	$17,505	33,715,415	(30,000)	4,882	(2,818,257)	30,893,872
Sale of common stock	23,333	2	—	—	—	—	380,001	30,000	—	—	410,003
Recission of acquistion	(3,000,000)	(300)	—	—	—	—	(29,222,200)	—	—	—	(29,222,500)
Deemed dividend- discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Distribution due to non-controlling interest	—	—	—	—	—	—	—	—	(40,000)	—	(40,000)
Net loss	—	—	—	—	—	—	—	—	4,883	(507,553)	(502,670)
Balance, June 30, 2019	40,293,066	$4,029	1,167	$17,505	1,167	$17,505	$4,833,216	$—	$9,765	$(3,331,732)	$1,532,783

			Series A		2020 Convertible		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Subscription	Non-controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total
Balance, December 31, 2019	40,290,400	$4,030	1,167	$17,505	—	$—	$5,110,717	$—	$(82,422)	$(4,019,729)	$1,030,101
Stockholder contribution	—	—	—	—	—	—	410,000	—	—	—	410,000
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	4,394	(260,986)	(256,592)
Balance, March 31, 2020	40,290,400	4,030	1,167	17,505	—	—	5,520,717	—	(108,028)	(4,286,637)	1,147,587
Stockholder contribution	—	—	—	—	—	—	15,000	—	—	—	15,000
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	4,394	(223,171)	(218,777)
Balance, June 30, 2020	40,290,400	$4,030	1,167	$17,505	—	$—	$5,535,717	$—	$(133,634)	$(4,515,730)	$907,888

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega Commercial Finance Corp.  Through December 31, 2019, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of June 30, 2020, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of June 30, 2020, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third party construction loan agreement, and had no liabilities.  See Note 3.  For the six months ended June 30, 2020, Paris Med had no activity other than accruing interest on outstanding principal.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has attributed 90% of interest earned on Paris Med’s sole asset to non-controlling interests.

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

Paris Med Unrelated Parties

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

The following table provides selected consolidated balance sheet data as of June 30, 2020.

Balance Sheet Data:	6/30/2020
Cash	128,037
Loan receivable and accrued interest receivable, net of discounts	1,447,049
Total assets	1,575,886
Accounts payable and accrued liabilities	272,320
Total liabilities	293,120
Temporary equity	374,878
Shareholders' equity	907,888

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

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	October 13, 2021
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

/s/ Timothy R. Fussell, Ph.D.	Chairman of the Board and President	October 13, 2021
TIMOTHY R. FUSSELL Ph.D	Title	Date

