Form 10-Q/A
period 2020-09-30
Alpha Investment Inc.
filed 2021-10-13
CIK 1616736

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment #1 to the Company’s Form 10-Q for the period ended September 30, 2020, is being filed to remove the following unwound transaction:

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

ITEM 1. FINANCIAL STATEMENTS

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of	As of
	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$47,056	$91,693
Restricted cash held in escrow	—	2,509,186
Total Current Assets	47,056	2,600,879

Other Assets:
Loans receivable - related party, net of discounts	871,086	883,554
Loans receivable, net of discounts	487,679	480,809
Interest receivable	97,827	64,208
	1,456,592	1,428,571

Property and Equipment, net:
Furniture and equipment, net	711	1,005
Total Property and Equipment, net	711	1,005

TOTAL ASSETS	$1,504,359	$4,030,455

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37,372	$37,320
Accrued management fees - related party	112,500	—
Distributions payable	190,000	100,000
Total Current Liabilities	339,872	137,320

Payroll Protection Plan Loan	20,800	—
Total Liabilities	360,672	137,320

Redeemable Common Stock; ($0.0001 par value), 100,000,000 shares authorized, 166,667 shares issued and outstanding as of December 31, 2019 (See Note 8)	—	2,500,000
Series 2018 Convertible Preferred Stock ($0.0001 par value), net of discounts of $175,701 and $187,545, respectively, 100,000 shares authorized; 36,667 shares issued and outstanding (Liquidation Value: $500,000) (See Note 8)	380,800	363,034
	380,800	2,863,034
Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares	—	—
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 issued and outstanding	17,505	17,505
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,290,400 shares issued and outstanding	4,030	4,030
Additional paid-in capital	5,535,717	5,110,717
Accumulated deficit	(4,635,125)	(4,019,729)
Total Equity	922,127	1,112,523
Non-controlling interest in variable interest entities	(159,240)	(82,422)
Total Stockholders' Equity	762,887	1,030,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,504,359	$4,030,455

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Income:
Net investment income - related parties	$7,173	$11,246	$21,518	$78,158
Net investment income	2,356	—	6,797	—
Total Income	9,529	11,246	28,315	78,158

General and Administrative Expenses:
Management fee - related party	37,500	40,179	112,500	121,429
Administrative expenses	59,306	267,037	342,205	647,442
Professional fees	21,750	76,709	148,821	407,646
Total General and Administrative Expenses	118,556	383,925	603,526	1,176,517
Loss from Operations	(109,027)	(372,679)	(575,211)	(1,098,359)

Other Expense:
Gain on deconsolidation	—	—	—	316,774
Interest expense	(52)	(3,213)	(9,237)	(623,212)
Total Other Expense	(52)	(3,213)	(9,237)	(306,438)

Net Loss	$(109,079)	$(375,892)	$(584,448)	$(1,404,797)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,922)	(5,922)	(11,844)	(17,766)

Net Loss Attributable to Non-controlling Interests	(4,394)	(4,883)	(8,788)	(14,648)

Net Loss Attributable to Common Stockholders	$(119,395)	$(386,697)	$(605,080)	$(1,437,211)

Basic and Diluted Loss Per Share	$(0.00)	$(0.01)	$(0.02)	$(0.04)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,290,400	40,288,783	40,290,400	40,268,938

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Series A		2020 Convertible		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Subscription	Non-controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total
Balance, December 31, 2018	40,239,333	$4,024	1,167	$—	—	$17,505	$2,980,118	$—	$—	$(2,281,217)	$720,430
Stockholder contribution	—	—	—	—	—	—	87,100		—	—	87,100
Sale of common stock	30,400	3	—	—	—	—	425,997	(30,000)	—	—	396,000
Sale of minority interest in subsidiary	—	—	—	—	—	—	1,000,000	—	—	—	1,000,000
Issuance of common stock for acquisition	3,000,000	300	—	—	—	—	29,222,200	—	—	—	29,222,500
Deemed dividend- discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		4,882	(531,118)	(526,236)
Balance, March 31, 2019	43,269,733	4,327	1,167	—	—	17,505	33,715,415	(30,000)	4,882	(2,818,257)	30,893,872
Sale of common stock	23,333	2	—	—	—	—	380,001	30,000	—	—	410,003
Recission of acquisition	(3,000,000)	(300)	—	—	—	—	(29,222,200)	—	—	—	(29,222,500)
Deemed dividend- discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Distribution due to non-controlling interest	—	—	—	—	—	—	—	—	(40,000)	—	(40,000)
Net loss	—	—	—	—	—	—	—	—	4,883	(507,553)	(502,670)
Balance, June 30, 2019	40,293,066	4,029	1,167	—	—	17,505	4,873,216	—	(30,235)	(3,331,732)	1,532,783
Sale of common stock	5,334	—	—	—	—	—	80,000	(50,000)	—	—	30,000
Cancellation of sale of common stock	(6,000)	—	—	—	—	—	(90,000)	—	—	—	(90,000)
Deemed dividend- discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Distribution due to non-controlling interest	—	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	4,883	(380,775)	(375,892)
Balance, September 30, 2019	40,292,400	$4,029	1,167	$—	—	$17,505	$4,863,216	$(50,000)	$(55,352)	$(3,718,429)	$1,060,969

			Series A		2020 Convertible		Additional
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	Subscription	Non-controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Interest	Deficit	Total
Balance, December 31, 2019	40,290,400	$4,030	1,167	$17,505	—	$—	$5,110,717	$—	$(82,422)	$(4,019,729)	$1,030,101
Stockholder contribution	—	—	—	—	—	—	410,000	—	—	—	410,000
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	4,394	(260,986)	(256,592)
Balance, March 31, 2020	40,290,400	4,030	1,167	17,505	—	—	5,520,717	—	(108,028)	(4,286,637)	1,147,587
Stockholder contribution	—	—	—	—	—	—	15,000	—	—	—	15,000
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	4,394	(223,171)	(218,777)
Balance, June 30, 2020	40,290,400	4,030	1,167	17,505	3,382	33,323,000	5,535,717	—	(133,634)	(4,515,730)	907,888
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Net loss	—	—	—	—	—	—	—	—	4,394	(113,473)	(109,079)
Balance, September 30, 2020	40,290,400	$4,030	1,167	$17,505	3,382	$33,323,000	$5,535,717	$—	$(159,240)	$(4,635,125)	$762,887

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

The following table provides selected consolidated balance sheet data as of September 30, 2020.

Balance Sheet Data:	9/30/2020
Cash	47,056
Loan receivable and accrued interest receivable, net of discounts	1,456,952
Total assets	1,504,359
Accounts payable and accrued liabilities	339.872
Total liabilities	360,672
Temporary equity	380.800
Shareholders' equity	762,887

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Interest Income	$11,393	$13,112	$33,612	$78,112
Accretion of Loan Origination Fees	23,919	23,919	71,758	103,187
Amortization of Loan Issuance Costs	(25,785)	(25,785)	(77,356)	(103,141)
Net Investment Income	$9,527	$11,246	$28,015	$78,158

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

