Form 10-K
period 2020-12-31
Alpha Investment Inc.
filed 2021-10-13
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

1

As of June 30, 2020, the end of the registrant’s most recently completed 2nd quarter, no market value has been computed because no active trading market had been established.

As of October 12, 2021, the registrant had 9,724,401 shares of common stock outstanding.

ALPHA INVESTMENT INC

Part I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K (the “annual report”) contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. Readers should carefully review this annual report in its entirety, including but not limited to our consolidated financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Unless the context otherwise requires, references in this annual report to “Alpha Investment,” “ALPC,” the “Company,” “we,” “our” and “us” refers to Alpha Investment Inc. and its subsidiaries.

Unless otherwise specifically indicated, all Share and per Share information in this annual report gives pro forma effect to the capital restructuring which will be implemented prior to closing of the Offering as described in “- Capital Restructuring” in Item 1 below.

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

We expect to offer financing across a broad-spectrum of asset backed and commercial real asset type collateral of any property type such as office, retail, industrial, multi-family, and hospitality. The Company will coordinate its lending initiatives with outside commercial real estate loan brokers, which have access to commercial real estate owners seeking financing or refinancing opportunities, and with loan origination firms that have borrowers seeking loans. We believe that this will enable ALPC to broaden its access to new borrowers and to develop and implement financing solutions for these other lenders, mortgage bankers, borrowers, and owners. In the event the Company uses third party loan origination services and underwriters, the Company will cover these costs in accordance with industry standard practices. In addition, the Company from time to time will also engage in participating equity financing within strategic opportunistic projects and businesses that could bring added value to stockholders.

The Company expects to require substantial capital to fully fund and implement its operations. The Company plans to raise such capital through private or public offerings of equity, debt or other securities or through joint venture partnerships. There can be no assurance that the Company can successfully raise such capital or consummate any offering or joint venture partnerships on favorable terms or otherwise. If such efforts are not successful, then we may be unable to honor funding commitments or be forced to curtail our operations or consider other strategic alternatives.

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

Alameda Partners Joint Venture

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

Legacy Sand Joint Venture

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

However, despite using its best efforts, pending Legacy Sand commencing operations and generating revenues, the Company was not been able to sufficiently establish the valuation of the Interest and the Series 2020 Preferred Shares to the satisfaction of its independent registered public accounting firm, in order to allow the Interest to be reflected as an asset on the Company’s balance sheet included in its periodic reports filed with the SEC under the Securities Act of 1934, as amended.

Accordingly, on July 21, 2021, the Company and Parsons entered into an Unwinding Agreement (the “Unwinding Agreement”), pursuant to which the joint venture was unwound. Under the Unwinding Agreement, Parsons returned the Series 2020 Preferred Shares to the Company for cancellation and the Company assigned the Interest in Legacy Sand back to Parsons and exchanged mutual releases. As a result of the unwinding of the Legacy Sand joint venture, Alpha has had to restate its financial statements for the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020, included in its previously filed Quarterly Reports on Form 10-Q for those periods.

Capital Restructuring

In order to provide the Company with an improved capital structure effective June 30, 2021, the Company implemented a capital restructuring pursuant to which:

•	Omega, our principal stockholder exchanged 32,535,000 shares of our common stock it held for 100,000 shares of newly designated Series AA Preferred Stock; and

•	Holders of an additional 1,965,000 shares of our common stock contributed such shares to the capital of the Company.

Each share of Series AA Preferred Stock is convertible at the option of the holder into ten (10) shares of the Company’s common stock for an aggregate of 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends and similar transactions. The Series AA Preferred Stock has a liquidation preference of $1.00 per share and is entitled to share ratably in dividends declared on the Company’s common stock on an “as converted” basis.

Each share of Series AA Preferred Stock is entitled to 450 votes on each matter presented to stockholders (subject to adjustment for stock splits, stock dividends and similar transactions). Shares of Series AA Preferred Stock vote together shares of our common stock as a single class, except as required by Delaware law. Accordingly, Omega, as the holder of the Series AA Preferred Stock will effectively maintain control over the Company’s affairs following implementation of the capital restructuring and the consummation of this Offering.

Unless otherwise specifically indicted, all Share and per Share information in this annual report gives pro forma effect to implementation of the capital restructuring

Potential Effects of the COVID-19 Pandemic on our Business

Commercial mortgage lending may be subject to volatility during the COVID-19 pandemic and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses. Market volatility has been particularly heightened due to the COVID-19 global pandemic. COVID-19 has disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity. At the present time, we are unable to estimate the potential adverse effect which the pandemic may have on our business, operations and financial condition.

Corporate History

We were incorporated in the State of Delaware on February 22, 2013, to develop, create, manufacture and market toys for small children which would be designed to attach to car seats and amuse and entertain children during a drive, without distracting the attention of the driver. The Company, however, encountered significant constraints in raising sufficient capital to fully implement its business plan.

On March 17, 2017, Omega purchased 35,550,000 outstanding shares of the Company’s common stock (the “Control Share Sale”) from Malcolm Hargrave (35,000,000 shares), DTH International Corporation (500,000 shares) and Lisa Foster (50,000 shares) for aggregate consideration of $295,000. The Control Share Sale was consummated in a private transaction pursuant to a common stock purchase agreement entered between Omega and Mr. Hargrave, acting individually and on behalf of the other selling stockholders. Upon completion of the Control Share Sale, a “Change in Control” of the Company took place and in connection therewith, Mr. Hargrave resigned as our sole director and officer and Omega, as the new majority stockholder of the Company, elected Timothy R. Fussell, Ph.D. as President, Chairman of the Board and a director (Dr. Fussell stepped down from those positions in April 2020) and Todd C. Buxton, Omega’s then Chief Executive Officer, as Chief Executive Officer, Vice Chairman of the Board and a director.

In addition to the foregoing, new management elected to shift the Company’s business focus to real estate lending, which they believed offered better opportunities for shareholder growth. In connection therewith, on March 30, 2017, we filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State changing our name from “Gogo Baby, Inc.” to “Alpha Investment Inc.” to better reflect our new business plan.   The name change and a corresponding change in the Company’s OTC markets trading symbol from GGBY to ALPC received approval from FINRA and became effective as of April 19, 2017.

Plan of Operations

Our core objective will be to achieve advantageous yields and consistent interest income on short to long term loans (“Loans”) covering all four lending categories such as prime, alt-A, bridge and hard money loans by:

●	furnishing capital to make Loans primarily to borrowers such as commercial real estate developers and speculators, business owners, landlords and owners of core assets when traditional financing is unavailable to such borrowers for acquisitions, refinancing of commercial property loans; and

●	making Loans directly to borrowers in the commercial real estate markets.

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

Key Operational Highlights – CRE Loans

—	The overall U.S. core property commercial real estate lending market is vast and accordingly, we believe there are significant business opportunities that will afford the Company continued growth.

—	We expect that our lending model will allow for smaller increments of loans designed for quicker closings to permit investors to monitor development of the ongoing balance sheet and enable us to more rapidly achieve milestones.

—	We plan to retain or use seasoned commercial real estate independent specialists to coordinate our loan underwriting model centered on mitigating loan-loss risks and to perform all other related and required third party due diligence.

—	Since the securitization industry has standardized the underwriting criteria, we anticipate that it will allow for each third-party service provider we use to integrate and exchange information effectively and efficiently.

—	We believe that we will have low cost and prudent leverage available to us to fund Loans.

—	Our strategy has been developed with the input of experienced industry veterans.

The Commercial Real Estate Market Forecast

●	Capital Markets: Notwithstanding the effects of the COVID-19 pandemic and the attendant economic slowdown and market uncertainty, CBRE estimates that the capital markets will offer continued liquidity and low interest rates in 2021, which will lead to increased investment volume for the year, concentrated to a certain extent during the second half of the year, albeit with a shift in investor focus in certain sectors of the real estate industry. CBRE further believes that amid the uncertain global economic situation, U.S. commercial real estate will remain a haven for investment in 2021, when compared to foreign markets.

●	Office/Occupier: The demand for office space during 2020 has significantly decreased as a result of the effects of the COVID-19 pandemic, with its shift to many employees working remotely. In addition to decreased demand, there have been comparable declines in rent growth and increases in vacancies during the latter part of 2020.. These trends were already being driven by the growth in flexible workplaces offered by providers such as WeWork, although expansion in this market segment has slowed as well. Notwithstanding the foregoing, CBRE estimates improvement in the office/occupier real estate market during 2021, and we. As well believe that there will still be significant opportunities in the office/occupier segment of the commercial real estate market.

—	Industrial and Logistics: We believe that the continued growth in e-commerce, which has been further fueled by the COVID-19 pandemic, will result in significant growth in the industrial & logistics (“I&L”) market, as a result of’ providers increased demand for additional logistics space. According to CBRE, the I&L market has been one of the bright spots during 2020 and will continue to be strong, although growth in this market segment may slow during 2021 as the COVID-19 pandemic recedes and consumers return to more traditional forms of retail shopping.

—	Retail: 2020 results, particularly in “brick and mortar” retail stores, have seen significant adverse impacts as a result of the COVID-19 pandemic. Such adverse effects include the periodic shutdowns of non-essential businesses, increased retail vacancies as a result of the bankruptcy filing by and liquidation of a number of well-known retail chains and the overall impact of the significant increase in unemployment. However, the slowdown has opened opportunities to repurpose retail locations both in and outside of shopping malls. According to CBRE, many retail assets are expected to be converted to mixed use, creating communities and thriving town centers. In addition, CBRE believes that as the COVID-19 pandemic recedes during 2021, consumers will return to more traditional forms of retail shopping thereby generating growth in this market segment.

—	Multifamily: According to CBRE, multifamily is positioned for continued favorable performance given current economic conditions but may experience some cooling due to new supply outpacing demand and the overall economic slowdown resulting from the COVID-19 pandemic. CBRE believes that the best opportunities during 2021 will be in suburban markets, where urban dwellers are seeking to relocate as a result of having experienced COVID-19 stay-at-home orders in large urban centers. In addition, we believe that smaller metros and metro leaders with smaller multifamily market penetration, including Austin, Atlanta, Phoenix and Boston, will offer attractive investment opportunities. CBRE also reports that the trends affecting the multifamily housing market will also generate opportunities in other residential rental segments of the real estate industry, such as build-to-rent.

—	Hotel: Perhaps no market segment has been as adversely affected by the COVID-19 pandemic, as the hospitality industry. The significant decrease in travel has resulted and is expected to continue to result in numerous closures at all segments of the industry in both major and secondary markets, as well as decreased occupancy rates in hotels that remain open and operating. CBRE believes that the recovery in this market segment to start during 2021, although a full recovery is expected to take several years. In addition, to the start of the recovery during 2021, we believe that the shutdown of many hotels affords opportunities to repurpose many locations for other uses.

—

Non-Traditional: According to CBRE, investment in non-traditional commercial real estate property types such as self-storage, data centers, medical office, life sciences, senior housing and student housing has seen significant growth over the last decade, with these market segments now accounting for an ever increasing share of overall real estate investment. CBRE believes that notwithstanding this trend will continue into 2021, notwithstanding softness in other market segments as a result of the effects of the COVID -19 pandemic. According to CBRE, reasons for this trend include:

•        alternative assets offering higher cap rates;

•        structural changes that have occurred over the last decade and are continuing to occur in business, technology demographics and society as a whole;

•        the expanded product offerings and portfolio diversification that these non-traditional sectors afford investors; and

•        increased transparency and availability of information with respect to the performance of investments in alternative market segments.

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

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 2. Properties

Our principal executive offices are located at 200 East Campus View Blvd. Suite 200 Columbus, OH 43235.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4. Mine Safety Disclosures

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our Shares are quoted on the OTCPink tier of the over-the-counter market operated by OTC Markets Group, under the symbol “ALPC.”  However, the market for our Shares has been extremely limited and there have only been minimal and sporadic public quotations for our Shares and there have been no recent closing quotations for our Shares.    There can be no assurance given that a  liquid public market for our Shares will develop and if developed, be sustained.

Holders

As of October 12, 2021, we had 9,724,401 shares of common stock issued and outstanding and 42 shareholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,000,000	0.004	1,375,000
Equity compensation plans not approved by security holders	0	0	0
Total	5,000,000	0.004	1,375,000

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

Results of Operations

General

We have recognized net losses from related parties of approximately $(12,002) for the year ended December 31, 2020, compared to income of $90,115 for the year ended December 31, 2019, resulting from the amortization of loan origination fees received in the form of a notes receivable and cash, offset by the amortization of loan costs incurred.  As of December 31, 2020, the Company had an accumulated deficit of approximately $5,130,000.

The following table provides selected balance sheet data as of December 31, 2020.

Consolidated Balance Sheet Data:	12/31/2020
Cash	$11,624
Restricted cash	$-
Loans Receivable – related parties, net of discounts	$737,389
Loans Receivable, net of discounts	$486,924
Total assets	$1,353,312
Current liabilities	$691,467
Total liabilities	$712,394
Temporary equity	$386,722
Stockholders' equity	$254,196

Year ended December 31, 2020 as compared to year ended December 31, 2019

For the year ended December 31, 2020, we generated approximately $16,688 in net investment income, compared to net investment income of $90,000 in 2019. Net investment income in 2020 resulted from interest income of $46,000, the amortization of loan origination fees of $96,000, offset by the amortization of loan costs of $103,000.   Net investment income in 2019 resulted from interest income of $91,000, the amortization of loan origination fees of $127,000, offset by the amortization of loan costs of $28,000.  We incurred $1,081,095 in operating expenses during the 2020 period, compared to $1,480,921 in 2019, reflecting our decreased level of operations. In 2020, the Company recognized approximately $44,000 of interest, primarily from the Partners South note payable. Interest expense for year ended December 31, 2020 was $12,983, approximately $9,000 resulting from the redemption of common stock presented in temporary equity and the release of escrow, and $3,000 relate to the related party note issued in October 2000. Interest expense for year ended December 31, 2019, was $623,000 resulted from the Jersey Walk Mortgage which was derecognized upon the rescission of the Jersey Walk acquisition in June 2019, and a gain on deconsolidation of $316,744 was recognized.

Liquidity and Capital Resources

During the year ended December 31, 2019, we sold an interest in a subsidiary for $1,000,000, sold common stock for approximately $946,000, and Omega, the principal stockholder of the Company, made additional capital contributions to the Company of approximately $275,000.

During the year ended December 31, 2020, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of approximately $437,000 and the Company received a Payroll Protection loan in the amount of $20,800.

Related Party Transactions

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 3 to condensed financial statements.

Management fee and other expenses

During the year ended December 31, 2019, Omega Commercial Finance Corp was paid $150,000 in management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the year ended December 31, 2020, Omega Commercial Finance Corp, the Company’s principle stockholder, and Omega Streets Capital, an affiliate entity, was paid a combined $295,750 in management and consulting fees pursuant to a corporate governance management agreement executed on June 1, 2017.  Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year.  The fee paid in 2020 is for services that were rendered throughout 2020.

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

CIRO E. ADAMS, CPA, LLC
Client service, first and foremost.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alpha Investment Inc.
Columbus, OH 43235-4678

Opinion on the Financial Statements

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements,

56 Rockford Road, Wilmington, DE 19806-1004 | Phone: 302-652-4783
ciroadamscpa.com

taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

Loans Receivable, net, and Allowance for Losses

As described in Note 4 to the consolidated financial statements, the Company maintains an allowance for loan losses on its investments in real estate loans receivable for estimated credit impairment. Management's estimate of losses is based on the underlying collateral securing the loan. Most of these loans (sixty percent) are made to related parties.

Auditing the Company's allowance for losses was challenging due to all the loans being structured so interest and principal are received at a future date at maturity. Specifically, payment history cannot be analyzed by management to estimate the allowance for losses and bad debt expense. In addition, the inherent risk of management bias in estimating the allowance for losses on related party loans.

How We Addressed the Matter in Our Audit

We obtained an understanding of internal controls over the Company's accounting for an allowance for losses. To test the Company's allowance for losses, we performed substantive procedures that included, among others, read loan agreements and related documents, traced and agreed loan proceeds disbursed for each loan, confirmed all loan balances with borrowers, sought explanations about loans receivable via inquiries of management.

Description of the Matter

Related Party Transactions

As described in Note 7 to the consolidated financial statements, the Company's parent, Omega Commercial Finance Corp., its affiliate, Omega Streets Capital, and the directors and officers of the Company's parent, affiliates, and the Company, have entered into a number of transactions with related parties, including, but not limited to, loan agreements, management and consulting fee arrangements, and sales and services representation.

Auditing the Company's related party transactions was challenging due to a high degree of auditor judgment required to evaluate the reasonableness of such related party transactions. Specifically, the loan agreements entered into by the Company for which loan origination fees were recognized and the collectability of such loans and fees at a future date.

How We Addressed the Matter in Our Audit

We read agreements and contracts with and between related parties and, in certain cases third parties, and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions; we also received confirmations from related parties, and compared responses to the Company's records.

Ciro E. Adams, CPA, LLC

Wilmington, DE 19806-1004

October 13, 2021

We began serving as the Company's auditor since 2021.

CIRO E. ADAMS, CPA, LLC
Client service, first and foremost.

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

Explanatory Paragraph- Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses. As of and for the year ended December 31, 2019, the Company had a net loss of $1,697,245, had net cash used provided by operating activities of negative $2,041,111, accumulated deficit of $4,019,729 and working capital of $2,463,559. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 18, 2020

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO:  1800 Pembroke Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA:  2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

Alpha Investment Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash	$11,624	$91,693
Restricted cash held in escrow	—	2,509,186
Total Current Assets	11,624	2,600,879

Other Assets:
Loans receivable - related parties, net of discounts and allowance	737,389	883,554
Loans receivable, net of discounts	486,924	480,809
Interest receivable	116,743	64,208
Total Other Assets	1,341,056	1,428,571

Property and Equipment, net:
Furniture and Equipment, net	632	1,005
Total Property and Equipment, net	632	1,005

TOTAL ASSETS	$1,353,312	$4,030,455

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$142,796	$37,320
Accrued management fees - related party	150,000	—
Distribution payable	220,000	100,000
Notes payable - related party	178,671	—
Total Current Liabilities	691,467	137,320

Payroll Protection Plan Loan	20,927	—
Total Liabilities	712,394	137,320

Redeemable Common Stock; ($0.0001 par value), 100,000,000 shares authorized, 166,667 shares issued and outstanding as of December 31, 2019	—	2,500,000
Series 2018 Convertible Preferred Stock ($0.0001 par value), net of discounts of $175,701 and $187,545, respectively, 100,000 shares authorized; 36,667 shares issued and outstanding (liquidation value: $500,000)	386,722	363,034
	386,722	2,863,034
Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of December 31, 2020 and 2019	17,505	17,505
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 40,290,400 shares issued and outstanding as of December 31, 2020 and 2019	4,030	4,030
Additional paid-in capital	5,547,717	5,110,717
Accumulated deficit	(5,150,676)	(4,019,729)
Total Equity	418,576	1,112,523
Non-controlling interest in variable interest entities	(164,380)	(82,422)
Total Stockholders' Equity	254,196	1,030,101
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,353,312	$4,030,455

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
Income:
Net investment income (losses) - related parties	$16,688	$90,115
Total Income	16,688	90,115

General and Administrative Expenses:
Management fee - related party	150,000	369,680
Administrative expenses	630,480	625,551
Professional fees	292,441	485,690
Total General and Administrative Expenses	1,072,921	1,480,921
Loss from Operations	(1,056,233)	(1,390,806)

Other Expense:
Gain on deconsolidation	—	316,774
Interest expense, net	(12,983)	(623,213)
Total Other Expense	(12,983)	(306,439)

Net Loss	$(1,069,216)	$(1,697,245)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(23,689)	(23,689)

Net Income Attributable to Non-controlling Interests	(38,042)	(17,578)

Net Loss Attributable to Common Stockholders	$(1,130,947)	$(1,738,512)

Basic and Diluted Loss Per Share	$(0.03)	$(0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	40,290,400	40,442,441

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statement of Shareholders' Equity

For the Years Ended December 31, 2020 and 2019

			Series A			Non-
	Common Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2018	40,239,333	$4,024	1,167	$17,505	$2,980,118	$—	$(2,281,217)	$720,430
Stockholder contribution	—	—	—	—	274,600	—	—	274,600
Sale of common stock	51,067	6	—	—	855,999	—	—	856,005
Sale of minority interest in subsidiary	—	—	—	—	1,000,000	—	—	1,000,000
Distributions due to non-controlling interest	—	—	—	—	—	(100,000)	—	(100,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	(23,689)	(23,689)
Net loss	—	—	—	—	—	17,578	(1,714,823)	(1,697,245)
Balance, December 31, 2019	40,290,400	4,030	1,167	17,505	5,110,717	(82,422)	(4,019,729)	1,030,101
Stockholder contribution	—	—	—	—	437,000	—	—	437,000
Distributions due to non-controlling interest	—	—	—	—	—	(120,000)	—	(120,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	(23,689)	(23,689)
Net loss	—	—	—	—	—	38,042	(1,107,258)	(1,069,216)
Balance, December 31, 2020	40,290,400	$4,030	1,167	$17,505	$5,547,717	$(164,380)	$(5,150,676)	$254,196

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,069,216)	$(1,697,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	373	496
Accretion of origination fee income	140,050	(86,517)
Amortization of deferred loan costs	—	143,981
Gain on deconsolidation	—	(316,774)
Bad debt expense	—	25,000
Changes in operating assets and liabilities:
Increase in interest receivable	(52,535)	(45,041)
Increase in prepaid expenses	—	—
Increase in accrued management fees - related party	150,000	—
Decrease in accounts payable	105,475	(65,011)
Increase in notes payable - related party	178,671	—
Net cash used in operating activities	(547,182)	(2,041,111)

Cash Flows from Investing Activities:
Net cash from investing activities	—	—

Cash Flows from Financing Activities:
Redemption of common stock	(2,500,000)	—
Proceeds from payroll protection loan	20,927	—
Proceeds from stockholder contribution	437,000	274,600
Proceeds from the sale of common stock	—	856,005
Proceeds from the sale of interest in subsidiary	—	1,000,000
Cancellation of the sale of common stock	—	(90,000)
Proceeds from the sale of preferred stock	—	—
Net cash provided by financing activities	(2,042,073)	2,040,605

Net increase (decrease) in cash	(2,589,255)	(506)
Cash and restricted cash at beginning of year	2,600,879	2,511,385
Cash and restricted cash at end of year	$11,624	$2,510,879

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distribution due to non-controlling interest	$120,000	$100,000
Amortization of discount on redeemable preferred stock	$23,689	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

TO better reflecting management’s shifted focus of the Company’s business to real estate and other commercial lending, on March 30, 2017, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State changing its name from “Gogo Baby, Inc.” to “Alpha Investment Inc.”.   The name change and a corresponding change in the Company’s OTC markets trading symbol from GGBY to ALPC received approval from FINRA and became effective as of April 19, 2017.

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

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC. Alameda Partners is a Utah Limited Liability Company which made a capital contribution of $1,000,000, which was paid to the Company, for 10% ownership of the SPV, and will be the managing member.  The capital shall be used to implement the strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its up-listing to the NYSE. The Members of Alameda Partners LLC have decades of experiences in the commercial real estate industry as property developers, owners, and managers  and currently holds over $50-million in commercial real estate assets. They have been appointed as the Managing Members of the SPV, while ALPC controls and holds 90% ownership.  In exchange for its 90% interest in the SPV, the Company is required to contribute 4,015,667 shares of common stock for the purchase of performing notes for the SPV. The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s. The initial $1,000,000 was recorded as additional paid in capital on the accompanying consolidated balance sheet. Alameda Partners is entitled to monthly distributions in cash and stock equal to $10,000. For the years ended December 31, 2020, the Company has recorded $220,000 of distributions as reductions to non-controlling interest, which has been accrued and included in Distributions Payable on the accompanying consolidated balance sheet as of December 31, 2020. As of December 31, 2020, Alpha Mortgage Notes I, LLC has not completed any transactions.

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

However, despite using its best efforts, pending Legacy Sand commencing operations and generating revenues, the Company was not been able to sufficiently establish the valuation of the Interest and the Series 2020 Preferred Shares to the satisfaction of its independent registered public accounting firm, in order to allow the Interest to be reflected as an asset on the Company’s balance sheet included in its periodic reports filed with the SEC under the Securities Act of 1934, as amended.

Accordingly, on July 29, 2021, the Company and Parsons entered into an Unwinding Agreement (the “Unwinding Agreement”), pursuant to which the joint venture was unwound. Under the Unwinding Agreement, Parsons returned the Series 2020 Preferred Shares to the Company for cancellation and the Company assigned the Interest in Legacy Sand back to Parsons and exchanged mutual releases.

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $547,182 and $2,041,111 in cash in operations, and incurred net losses of $1,069,216 and $1,697,245 during the years ended December 31, 2020 and 2019, respectively. The Company has an accumulated deficit of $5,130,212 as of December 31, 2020 and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash Held in Escrow

As of December 31, 2019, the Company had approximately $2,509,000 of restricted cash held in escrow from the sale of commons stock to an investor that has the right to require the Company to repurchase common stock for $2,500,000 through September 2020. In February 2020, the holder exercised its option. . As of December 31, 2020, restricted cash held in escrow was nil. See Note 9

Loans Receivable, net and Allowance for Losses

The Company records its investments in loans receivable at the lower of cost or fair value, Costs are the gross loan receivables less unamortized costs of issuance and deferred origination fees. Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management has established an allowance of $250,000 as of December 31, 2020, and determined that no allowance for loan losses was necessary as of December 31, 2019.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As December 31, 2020, tax years since 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The following is a summary of the components of the Company’s net investment income for the years ended December 31, 2020 and 2019:

	2020	2019
Interest Income	$45,306	$32,651
Accretion of Loan Origination Fees	74,523	143,981
Amortization of Loan Issuance Costs	(103,141)	(86,517)
Net Investment Income	$16,688	$90,115

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by the Company’s parent company.  Through December 31, 2020, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2020 and 2019, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of December 31, 2020, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third-party construction loan agreement, and had no liabilities. 100% of the funding for the sole asset was provided by the Company and such amounts are eliminated in consolidation.  See Note 3.  For the years ended December 31, 2020 and 2019, Paris Med had no activity other than accruing interest on outstanding principal.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no material income earned or losses incurred to date by Paris Med.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 166,667 shares underlying convertible preferred stock and 350,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for year ended December 31, 2020 and 2019, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. Management has established an allowance of $250,000 as of December 31, 2020, and determined that no allowance for loan losses was necessary as of December 31, 2019.

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

NOTE 4 – LOANS RECEIVABLE, NET

Loans Receivable - Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, former President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. On January 28, 2020, this loan was amended to reduce the loan amount to $657,500. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2020, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. During the years ended December 31, 2020 and 2019, the Company recognized $36,217 and $36,217, respectively of the origination fees, which are carried at $167,578 and $117,277 as of December 31, 2020 and 2019, respectively. The Comp any also incurred loan issuance costs of $420,000, which were recorded as deferred issuance costs to amortized as a reduction of interest income through the maturity date. During the years ended December 31, 2020 and 2019, the Company recognized $103,141 and $103,141, respectively of the deferred issuance costs, which are carried at $101,196 and $204,338 as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the gross loan receivable balance is $598,156.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. On November 2, 2019, this loan was amended to reduce the loan amount to $250,000. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2020, and 2019, the gross loan receivable balance is $250,000. The Company has established a full reserve against this until loan until such time as the loan is repaid.

Non-Binding Memorandum with Diamond Ventures Funds Management LLC

The Company and Diamond Ventures Funds Management LLC (“DVFM”) have executed a non-binding Memorandum of Understanding (“MOU”) in connection with ongoing discussions regarding a Share Exchange & Acquisition of Membership interest into DVFM that will facilitate up to a 40% acquisition of DVFM. The terms of the exchange are not public at this time. Upon the signing of the MOU $25,000 was advanced to the Borrower as part of the Business Line of Credit to be established as part of the MOU. In December 2019, the Company determined that the amount was not going to be collected and recorded as a bad debt expense of $25,000 during the year ended December 31, 2019.

The following is a summary of loans receivable - related parties as of December 31, 2020 and 2019:

	2020	2019
Principal Amount Outstanding	$907,500	$907,500
Unamortized Issuance Costs	101,196	204,338
Unaccreted origination fees	(21,307)	(228,284)
Allowance	(250,000)	-
Net Carrying Value	$737,389	$883,554

Loans Receivable

Paris Med

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years on June 30, 2028, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. All interest receivables are due at maturity. As of December 31, 2019, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the years ended December 31, 2020 and 2019, the Company amortized $9,160 and $9,160, respectively, of the discount. As of December 31, 2020 and 2019, respectively, the loan is carried at $486,924 and $480,809, net of unamortized discount of $71,076 and $77,191.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of December 31, 2020 and 2019, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of December 31, 2020 and 2019, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

Jersey Walk

On September 26, 2018, the Company, through a newly formed, wholly-owned limited liability company, acquired 100% of Jersey Walk Phase I, LLC (“Jersey Walk”), with all income going to the Company and has entered into a construction loan agreement with an unrelated party, CMT Developers, LLC (“CMT”), pursuant to which, CMT executed a promissory note in the favor of Jersey Walk in the amount of $73,496,002. This amount was to be advanced to CMT as required for the completion of the construction and development of two multi-family residences in Lakewood, New Jersey.  All amounts advanced under the construction loan agreement were secured by the construction project and due by September 30, 2028.  The acquisition of Jersey Walk was rescinded on June 6, 2019, as of which date, $310,000 had been advanced by Jersey Walk to CMT pursuant to the construction loan agreement.  Pursuant to the construction loan agreement, Jersey Walk is to receive a loan origination fee equal to 1.85% of the loan amount, or $1,259,192, of which $624,596 was received during the year ended December 31, 2019, and recorded as deferred loan origination fees to be amortized into income over the term of the loan.

As a result of the rescission of the Jersey Walk acquisition, and deconsolidation of the subsidiary, deferred income of $576,774 and construction loan advances of $310,000 were derecognized and included in the gain on deconsolidation for the year ended December 31, 2019, which totaled $316,774. The Company has retained no investment, and has no continuing involvement, in CMT.

The following is a summary of loans receivable as of December 31, 2020 and 2019:

	2020	2019
Principal Amount Outstanding	$558,000	$558,000
Unaccreted Discounts	(71,076)	(77,171)
Net Carrying Value	$486,924	$480,809

NOTE 5 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2020 the Company had a net operating loss carry-forward of approximately $2,753,651. Net operating loss carry-forwards incurred before 2018 generally expire twenty years from the date the loss was incurred, beginning in 2023, and losses incurred after 2018 are subject to annual limitations.

The Company is subject to United States federal and state income taxes at an approximate blended state and federal rate of 29%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2020	December 31, 2019
Statutory rates (federal and state)	29%	29%
Permanent differences	0%	(11)%
Valuation allowance change and change in tax rate	(29)%	(18)%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Net operating loss carryforward	798,559	482,081
Valuation allowance	(798,559)	(482,081)
Net Deferred income tax asset	-	-

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. The Company’s valuation allowance increased by $316,478 and $305,064 during the years ended December 31, 2020 and 2019, respectively. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Current law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan. During the years ended December 31, 2020 and 2019, the Company accrued distributions of $120,000 and $100,000, respectively. As of December 31, 2020 and 2019, respectively, $220,000 and $100,000 of minimum distributions were owed to the 10% partner.

Litigation

The Company is not presently involved in any litigation.

Advisory Agreement

In June 2019, the Company entered into an advisory agreement, pursuant to which it agreed to compensate a third-party advisor a percentage of future capital raises facilitated by the advisor. Compensation includes non-refundable cash, cash compensation based on a percentage of capital raised. The advisor may elect to receive certain percentage-based fees in the form of equity. Upon the closing of a transaction, the advisor will receive five-year warrants to purchase a number of shares of common stock equal to 8% of the number of shares issue in the transaction at a strike price of the transaction value as defined the agreement. As of the date of this report, no amounts have been earned and no equity instruments have been issued as transaction-based fees pursuant to this agreement. During the year ended December 31, 2020, the Company paid advisory fees of $35,000 to the third party advisor for services related to identifying potential investors, which is included in professional fees in the accompanying consolidated statement of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 3.

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the year ended December 31, 2019, Omega Commercial Finance Corp, the Company’s principle stockholder, and Omega Streets Capital, an affiliate entity, was paid a combined $369,680 in management and consulting fees pursuant to a corporate governance management agreement executed on June 1, 2017.  The fee paid in 2019 is for services that were rendered throughout 2019. During the year ended December 31, 2020, the company accrued management fees of $150,000, which remain unpaid as of December 31, 2020.

Note Payable

On October 14, 2020, the Company issue a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020.

NOTE 8 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors, and 5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. No shares were issued under the plan during the years ended December 31, 2020 and 2019. As of December 31, 2020 and 2019, there were 3,625,000 shares issued under the plan and 1,375,000 available for issuance under the plan.

Temporary Equity

On September 20, 2017, 166,667 shares of common stock were issued at a value of $15.00 per share to one company in exchange for cash of $2,500,000. Pursuant to the subscription agreement, and amendments, the investor has the right to require the Company to repurchase the shares for $2.5 million at any time through September 2020, which was initially December 2017. Accordingly, the amounts received are presented as a temporary equity as of December 31, 2019 and 2018. In December 2017, the Company negotiated and amended its agreement with the investor to extend this right through May 15, 2018. As part of this extension, the investor was granted warrants to purchase 170,000 shares of common stock for an exercise price of $15.00 per share over a five-year term. Because the shares are classified as a temporary equity, and the investors rights to require repurchase of the shares initially expired in 2017 the Company recorded the fair value of these warrants were recorded as a discount against the proceeds to be amortized as interest expense through February 2018, the initial extension date. In March 2018, the Company entered into a third amendment to the subscription agreement, extending the option period to May 15, 2018. The option was further extended in May and June 2018.  As consideration for the extensions, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 65,000 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension.  The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded additional discounts of $184,394, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.  In October 2018, the option period was further extended to November 19, 2018.   As consideration for the extension, the Company agreed to allow the investor to direct the investment of the restricted cash into one more investment types, such stock, money market accounts or similar investments.  The investor was also granted the right to withdrawal any restricted cash in excess of $2.5 million.  In November 2018, the option was further extended to January 12, 2019. In March 2019, the option period was extended to June 2019. In June 2019, the option period was extended to September 27, 2019. In September 2019, the option period was extended to February 2020. In January 2020, the option period was extended to September 2020. During the year ended December 31, 2018, the Company amortized the remaining $1,109,113 of the discount. As of December 31, 20 2019, the cash was held in an escrow account and the shares are carried at $2,500,000. During the year ended December 31, 2020, the investor exercised its right to require the Company to repurchase the shares for $2.5 million and $2.5 million was released from escrow and returned to the investor in exchange for the common stock.

On November 27, 2017, 16,667 shares of 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000. The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date. The balance of the preferred stock reflected in temporary equity as of December 31, 2020 and 2019, respectively, was $86,722 and $63,034, net of unamortized discount of $163,854 and $187,544.

During the year ended December 31, 2018, the Company issued 20,000 shares of Series 2018 Convertible Preferred Stock to its chief executive officer as compensation for services provided.   The Company estimated the fair value of the shares, based on recent sales for cash, of $300,000, as compensation expense for the year ended December 31, 2019.

Common Stock

During the year ended December 31, 2019, the Company sold 57,067 shares for gross proceeds of $946,005. In July 2019, the Company agreed to amend one of the subscription agreements and cancelled the sale 6,000 shares for cash consideration of $90,000. As of December 31, 2020, 2,000 share of common stock have yet to be issued due to administrative delays.

Preferred Stock

During the year ended December 31, 2019, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash consideration of $15,000.

Capital Contributions

During the years ended December 31, 2020 and 2019, Omega Commercial Finance Corp, The Company’s parent company, made capital contributions to the Company totaling $437,000 and $274,600, respectively.

Common Stock Warrants

As of December 31, 2020, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years. There was been no warrant activity during the years ended December 31, 2020 and 2019.

The following is a summary of warrants outstanding as of December 31, 2020:

Exercise Price	# of Shares	Expiration
$0.15	350,000	September 19, 2022
$0.15	170,000	December 14, 2022
	520,000

Sale of Minority Interest in Subsidiary

During the year ended December 31, 2019, the Company sold a 10% interest in a newly formed subsidiary for $1,000,000. See Note 1.

NOTE 9 – SUBSEQUENT EVENTS

Parsons Energy Group, LLC

On July 30, 2020, Alpha entered into a joint venture transaction with Parsons Energy Group, LLC (“Parsons”) with respect to leasehold mining rights then held by Parsons on approximately 1,200 acres located in Independence, Wisconsin, containing an estimated 1,110 Million Tons of Tier 1 Northern White Fracking Sand. In connection therewith, the mining rights were assigned by Parsons to Legacy Sand Group, LLC, a newly-organized Florida limited liability company (“Legacy Sand”), which was formed to exploit the fracking rights. Contemporaneously therewith, Alpha acquired a nineteen percent (19%) limited liability company membership interest in Legacy Sands (the “Interest”), in exchange for the issuance to Parsons of 3,382 shares of Alpha’s Series 2020 Preferred Stock (the “Series 2020 Preferred Shares”).

Accordingly, on July 29, 2021, the Company and Parsons entered into an Unwinding Agreement (the “Unwinding Agreement”), pursuant to which the joint venture was unwound. Under the Unwinding Agreement, Parsons returned the Series 2020 Preferred Shares to the Company for cancellation and the Company assigned the Interest in Legacy Sand back to Parsons and exchanged mutual releases.

Legacy Sand

However, despite using its best efforts, pending Legacy Sand commencing operations and generating revenues, the Company was not been able to sufficiently establish the valuation of the Interest and the Series 2020 Preferred Shares to the satisfaction of its independent registered public accounting firm, in order to allow the Interest to be reflected as an asset on the Company’s balance sheet included in its periodic reports filed with the SEC under the Securities Act of 1934, as amended.

Series AA Convertible Preferred Issuance

As of June 30, 2021, Alpha issued 100,000 Series AA Convertible Preferred Shares to Omega Commercial Finance Corporation which represents 100% of the issued and outstanding Series AA Convertible Preferred Shares. Each share of Series AA Preferred Stock shall entitle the holder thereof to four hundred fifty (450) votes on all matters submitted to a vote of the stockholders of the Company. Each share of Series AA Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, into ten (10) fully paid and non-assessable shares of Common Stock (the “Conversion Amount”).

Common Stock Shares Retired to Treasury

As of June 30, 2021 Omega Commercial Finance Corporation and holder of Common Shares of Alpha retired 31,070,000 of its Common Shares to treasury. Alpha’s current issued and outstanding common stock is 9,724,401.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our Chief Executive Officer (our principal executive and financial officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of Exchange Act. We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K. This includes ensuring that information required to be disclosed was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer (our principal executive and financial officer) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and include those policies and procedures that:

● pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

● provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and

● provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer (our principal executive and financial officer) conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making this evaluation, the Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

Based on this evaluation, our Chief Executive Officer has concluded that our internal controls over financial reporting were not effective as of the end of the period covered in this Annual Report on Form 10-K. The Chief Executive Officer has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Chief Executive Officer’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer has concluded that, as of December 31, 2020, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following.

● the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and significant unusual transactions. Specifically, one individual, the CEO, initiates related-party transactions and non-routine transactions. This CEO also reviews, evaluates, and approves these same transactions.

● the Company does not have accounting policies and procedures to specify the correct treatment for estimating the allowance for doubtful accounts and bad debt expense of loans receivable. Specifically, a supporting analysis is not prepared for estimating the allowance for loan losses and bad debt expense.

● the Company’s board of directors does not demonstrate independence from management in exercising oversight of the development and performance of internal control over financial reporting. Specifically, there is no functioning audit committee or outside directors on the board of directors to exercise independent oversight over internal control over financial reporting.

Plan for Remediation of Material Weakness

We anticipate, contingent on cash funds available, that actions will be taken to strengthen the Company’s internal control over financial reporting and will, over time, address the related material weakness. However, because many of the controls in the Company’s system of internal controls rely extensively on manual review and approval, the successful operation of these controls may be required for several quarters prior to management being able to conclude that the material weakness has been remediated.

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers

The following table sets forth the name, age and position of each person who is a director or executive officer as of the date of this annual report.

Name	Age	Positions and Offices to be Held

Todd C. Buxton	51	Chief Executive Officer, Vice Chairman and director

Todd C. Buxton has served as the Company’s Chief Executive Officer and Vice Chairman since April 2017 and as Omega’s Chief Executive Officer from April 2015 to March 2017. Mr. Buxton carries out initiatives to significantly improve the company's strategic operational execution and integration of new and existing subsidiaries with a goal to accelerate profitability, shareholder value and growth for the company. This includes planning the overall strategic business direction and facilitating creative development business models for Omega specifically within the capacity of the Omega's M&A contractual negotiations and internal business contract facilitation for sales transactions, mergers and acquisitions, and capital markets growth strategies. Prior to serving as Omega’s Chief Executive Officer, from 2010 through 2015, Mr. Buxton served in the same capacity for Bentley-Addison Capital Finance, which directly brokered and advised companies as an intermediary for commercial real estate financing opportunities. Mr. Buxton has a strong foundation in the commercial real estate construction management industry and real estate developer/contracting business as well as the information technology field going back to 1992. In January 2011, Mr. Buxton filed a petition for relief under Chapter 7 of the United States Bankruptcy Code in the Southern District of Ohio. In March 2014, Mr. Buxton filed a motion to dismiss the case prior to discharge, which was granted in May 2014.

The Company intends to retain a Chief Financial Officer and expand its board of directors to include a majority of “independent directors” in the proximate future.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death.  Executive officers serve at the pleasure of the board of directors.

Director Independence

At present, our sole director is not “independent” as defined under Rule 10A-3(b)(1) under the Exchange Act.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee.  As we expand our board in the future to add “independent” directors, we intend to establish such committees, all the members of which will be “independent” directors.

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for 2020, 2019, and 2018.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Todd C. Buxton, CEO	2020	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
Timothy R. Fussell,	2020	0	0	0	0	0	0	0	0
President(1)	2019	0	0	0	0	0	0	0	0

(1)	Dr. Fussell resigned as an officer and director of the Company in August 2020.

Employment Agreements

The Company is presently not party to an employment agreement with its executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2020 for our executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)

Todd C. Buxton, CEO	0	0	0	0	0	0	0	0	0
Timothy R. Fussell, President(1)	0	0	0	0	0	0	0	0	0

(1)	Dr. Fussell resigned as an officer and director of the Company in August 2020.

Compensation of Directors Table

The table below summarizes all compensation paid for our last completed fiscal year to each of our directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Todd C. Buxton	0	0	0	0	0	0	0
Timothy R. Fussell(1)	0	0	0	0	0	0	0

(1)	Dr. Fussell resigned as an officer and director of the Company in August 2020.

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

Names and addresses	Number of shares of common stock beneficially owned (#)		Percentage of Voting Power(1)

Directors and executive officers:

Todd C. Buxton	0	(2)	0.0
All executive officers and directors as a group (one person)	0	(2)	0.0

Other 5% percent beneficial owners:

Omega Commercial Finance Corp.		(2)	84.8

.  Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(1)	Based on 9,724,401 Shares, each having one vote per Share and 100,000 shares of Series AA Preferred Stock each having 450 votes per share outstanding as of the date of this annual report.
(2)	Omega holds 1,390,000 Shares of record and beneficially owns 1,000,000 Shares issuable upon conversion of 100,000 shares of Series AA Preferred Stock held by it of record. The persons deemed voting or dispositive control over the Shares held by Omega are Jon S. Cummings IV, Chairman of Board, director and the majority shareholder of Omega, Mark Feanny, MD, a director of Omega and Clarence Williams, a director of Omega.

Item 13.  Certain Relationships and Related Transactions

Related Party Transactions

During the years ended December 31, 2020 and 2019 Omega, the principal stockholder of the Company, made additional capital contributions to the Company of $437,000 and $274,600, respectively.

On August 28, 2017, the Company entered into two loan agreements with companies owned by Timothy R. Fussell, our then President, Chairman of the Board and a director of the Company.  The first agreement, with Partners South Holdings LLC (“PSHL”), provides for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the limited liability company membership interests of PSHL.  The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the first day of each calendar. As of September 30, 2019, no amounts had been advanced under this line of credit. Origination fees of $180,000 due to the Company have been added to the outstanding balance due on the line of credit.  As of September 30, 2020, the loan receivable balance was $657,500.

The second agreement, with Partners South Properties Corporation (“PSPC”), provides for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the capital stock of PSPC. The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the line of credit is 3.5% to be paid quarterly on the first day of each calendar quarter.  As of September 30, 2020, the loan receivable balance was $250,000.

The lines of credit were subsequently amended to provide that no additional advances would be made under the credit facilities beyond the outstanding loan receivable balances as of September 30, 2020.

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

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company by Turner, Stone & Company, L.L.P., for audit services, including quarterly reviews, were $11,000 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2020.

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

We do not have an audit committee.  Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2020 and 2019 were pre-approved by our Board.

PART IV

Item 15. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Designation of Series A Convertible Preferred Stock(2)
3.3	Certificate of Designation of Series 2018 Convertible Preferred Stock(2)
3.4	Certificate of Designation of Series 2020 Convertible Preferred Stock(2)
3.5	Form of Amended and Restated Certificate of Designation of Series 2020 Convertible Preferred Stock(2)
3.6	Form of Certificate of Designation of Series AA Convertible Preferred Stock(2)
3.7	By-Laws (1)
10.1	2017 Incentive Stock Plan (3) *
10.2	Subscription Agreement with Dr. Assia Benhacene (4)
10.3	Subscription Agreement with Hoosier Real Estate Investors, LLC (5)
10.4	Loan Agreement with Partners South Holdings, LLC (3)
10.5	Loan Agreement with Partners South Properties Corporation (3)
10.6	Code of Ethics (3)
10.7	Subscription Agreement with Inn Properties, LLC (3)
10.8	Corporate Governance Management Agreement with Omega Commercial Finance Corporation (3)
10.9	Purchase Agreement with Parsons Energy Group LLC(6)
10.10	First Amendment to Purchase Agreement with Parsons Energy Group LLC(6)
10.11	Unwinding Agreement with Parsons Energy Group LLC(7)
31.1	Sec. 302 Certification of CEO(8)
31.2	Sec. 302 Certification of CFO(8)
32.1	Sec. 906 Certification of CEO(8)
32.2	Sec. 906 Certification of CFO(8)

(1)	Filed as exhibit to registrant’s Registration Statement on Form S-1 (File No. 333-198772) and incorporated herein by reference, as amended by an amendment thereto, filed as an exhibit to registrant’s Current Report on Form 8-K dated April 19, 2017 and incorporated herein by reference.

(2)	Filed as exhibit to registrant’s Registration Statement on Form S-1 (File No. 333-236371) and incorporated herein by reference Previously filed.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-221183) and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 5, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 25, 2017 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated July 22, 2020 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated July 30, 2021 and incorporated herein by reference.

(8)	Filed herewith.

*       Management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA INVESTMENT INC.

By	/s/ TODD C. BUXTON	October 13, 2021
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

