Form 10-Q
period 2021-09-30
Alpha Investment Inc.
filed 2021-11-22
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 22, 2021
Common Stock, par value $0.0001	9,724,401 shares

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

ITEM 1. FINANCIAL STATEMENTS

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$6,745	$11,624
Total Current Assets	6,745	11,624

Other Assets:
Loans receivable - related party, net of discounts and allowance	701,959	737,389
Loans receivable, net of discounts	493,794	486,924
Interest receivable	166,882	116,743
Total Other Assets	1,362,635	1,341,056

Property and Equipment, net:
Furniture and Equipment, net	395	632
Total Property and Equipment, net	395	632

TOTAL ASSETS	$1,369,775	$1,353,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$122,887	$142,796
Accrued management fees - related party	262,500	150,000
Distribution payable	310,000	220,000
Notes payable - related party	191,796	178,671
Total Current Liabilities	887,183	691,467

Payroll Protection Plan Loan	—	20,927
Total Liabilities	887,183	712,394

Temporary Equity:
Series 2018 Convertible Preferred Stock ($0.0001 par value), net of discounts of $152,013 and $163,854; 100,000 shares authorized; 36,667 shares issued and outstanding (liquidation value: $500,000)	404,488	386,722
	404,488	386,722
Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of September 30, 2021 and December 31, 2020	17,505	17,505
Series AA Convertible Preferred stock ($0.0001 par value), 100,000 shares authorized, 100,000 and -0- issued and outstanding as of September 30, 2021 and December 31, 2020	10	—
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 9,724,401 and 40,290,400 shares issued and outstanding as of September 30, 2021 and December 31, 2020	973	4,030
Additional paid-in capital	5,741,975	5,547,717
Accumulated deficit	(5,454,879)	(5,150,676)
Total Equity	305,584	418,576
Noncontrolling interest in variable interest entities	(227,480)	(164,380)
Total Stockholders' Equity	78,104	254,196
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,369,775	$1,353,312

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Income:
Net investment income - related parties	7,193	$7,173	$21,579	$21,518
Net investment income	$—	2,356	—	6,797
Total Income	7,193	9,529	21,579	28,315

General and Administrative Expenses:
Management fee - related party	37,500	37,500	112,500	112,500
Administrative expenses	13,015	59,306	72,068	342,205
Professional fees	42,367	21,750	104,350	148,821
Total General and Administrative Expenses	92,881	118,556	288,917	603,526
Loss from Operations	(85,688)	(109,027)	(267,338)	(575,211)

Other Income (Expense):
Other income	—	—	20,927	—
Interest expense, net	(2,917)	(52)	(13,126)	(9,237)
Total Other Income (Expense), net	(2,917)	(52)	7,801	(9,237)

Net Loss	$(88,605)	$(109,079)	$(259,537)	$(584,448)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,922)	(5,922)	(17,766)	(11,844)

Net Income Attributable to Noncontrolling Interests	(8,967)	(4,394)	(26,900)	(8,788)

Net Loss Attributable to Common Stockholders	$(103,494)	$(119,395)	$(304,203)	$(605,080)

Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,724,401	40,290,400	14,632,190	40,290,400

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Series A		Series AA			Non
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2019	40,290,400	$4,030	1,167	$17,505	—	$—	$5,110,717	$(82,422)	$(4,019,729)	$1,030,101
Stockholder contribution	—	—	—	—	—	—	410,000	—	—	410,000
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—	4,394	(260,986)	(256,592)
Balance, March 31, 2020	40,290,400	4,030	1,167	17,505	—	—	5,520,717	(108,028)	(4,286,637)	1,147,587
Stockholder contribution	—	—	—	—	—	—	15,000	—	—	15,000
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—	4,394	(223,171)	(218,777)
Balance, June 30, 2020	40,290,400	4,030	1,167	17,505	—	—	5,535,717	(133,634)	(4,515,730)	907,888
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—	4,394	(113,473)	(109,079)
Balance, September 30, 2020	40,290,400	$4,030	1,167	$17,505	—	$—	$5,535,717	$(159,240)	$(4,635,125)	$762,887

			Series A		Series AA			Non
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2020	40,290,400	$4,030	1,167	$17,505	—	$—	$5,547,717	$(164,380)	$(5,150,676)	$254,196
Stock exchange	(30,565,999)	(3,057)	—	—	100,000	10	3,047	—	—	—
Stockholder contribution	—	—	—	—	—	—	81,650	—	—	81,650
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—	8,967	(110,609)	(101,642)
Balance, March 31, 2021	9,724,401	973	1,167	17,505	100,000	10	5,632,414	(185,413)	(5,267,207)	198,282
Stockholder contribution	—	—	—	—	—	—	56,061	—	—	56,061
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—	8,967	(78,257)	(69,290)
Balance, June 30, 2021	9,724,401	973	1,167	17,505	100,000	10	5,688,475	(206,446)	(5,351,386)	149,131
Stockholder contribution	—	—	—	—	—	—	53,500	—	—	53,500
Distributions payable to noncontrolling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—	8,967	(97,572)	(88,605)
Balance, September 30, 2021	9,724,401	$973	1,167	$17,505	100,000	$10	$5,741,975	$(227,480)	$(5,454,879)	$78,104

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(259,537)	$(584,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	237	294
Accretion of origination fee income	(6,870)	(20,184)
Amortization of deferred loan costs	35,430	25,783
Payroll protection loan forgiveness	(20,927)
Changes in operating assets and liabilities:
Increase in interest receivable	(50,139)	(33,620)
Increase in accrued management fees - related party	112,500	112,500
Decrease in accounts payable and accrued expenses	(19,909)	52
Increase in notes payable - related party	13,125	—
Net cash used in operating activities	(196,090)	(499,623)

Cash Flows from Investing Activities:
Net cash from investing activities	—	—

Cash Flows from Financing Activities:
Redemption of common stock	—	(2,500,000)
Proceeds from payroll protection loan		20,800
Proceeds from stockholder contribution	191,211	425,000
Net cash provided by (used in) financing activities	191,211	(2,054,200)

Net increase (decrease) in cash	(4,879)	(2,553,823)
Cash and restricted cash at beginning of year	11,624	2,600,879
Cash at end of period	$6,745	$47,056

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distribution payable to noncontrolling interest	$90,000	$90,000
Amortization of discount on redeemable preferred stock	$17,766	$11,844

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC. Alameda Partners is a Utah Limited Liability Company which made a capital contribution of $1,000,000, which was paid to the Company, for 10% ownership of the SPV, and will be the managing member. The capital shall be used to implement the strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its up-listing to the NYSE. The Members of Alameda Partners LLC have decades of experiences in the commercial real estate industry as property developers, owners, and managers and currently holds over $50-million in commercial real estate assets. They have been appointed as the Managing Members of the SPV, while ALPC controls and holds 90% ownership. In exchange for its 90% interest in the SPV, the Company is required to contribute 4,015,667 shares of common stock for the purchase of performing notes for the SPV. The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s. The initial $1,000,000 was recorded as additional paid in capital on the accompanying consolidated balance sheet. Alameda Partners is entitled to monthly distributions in cash and stock equal to $10,000. For the nine months ended September 30, 2021, the Company has recorded $90,000 of distributions as reductions to non-controlling interest, which has been accrued and included in Distributions Payable on the accompanying consolidated balance sheet as of September 30, 2021. As of September 30, 2021, Alpha Mortgage Notes I, LLC has not completed any transactions.

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

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $5,454,879 as of September 30, 2021. During the nine months ended September 30, 2021, the

Company used $196,090 of cash in operations and incurred a net loss of $259,537. The Company requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of September 30, 2021, the Company had no cash equivalents.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management has established an allowance of $250,000 as of September 30, 2021, and December 31, 2020.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2021, tax years since 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The following is a summary of the components of the Company’s net investment income for the nine months ended September 30, 2021 and 2020:

	2021	2020
Interest Income	$50,139	$33,913
Accretion of Loan Origination Fees	33,441	71,759
Amortization of Loan Issuance Costs	(62,001)	(77,357)
Net Investment Income	$21,579	$28,315

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega.  Through September 30, 2021, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of September 30, 2021, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of September 30, 2021, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third party construction loan agreement, and had no liabilities.  See Note 3.  For the nine months ended September 30, 2021, Paris Med had no activity other than accruing interest on outstanding principal.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has attributed 90% of interest earned on Paris Med’s sole asset to non-controlling interests.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 166,667 shares underlying convertible preferred stock and 350,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the nine months ended September 30, 2021, because their impact was anti-dilutive. 350,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for the nine months ended September 30, 2021 and 2020, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2021.

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

NOTE 4 – LOANS RECEIVABLE, NET

Loans Receivable - Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. On January 28, 2020, this loan was amended to reduce the loan amount to $657,500. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of September 30, 2021 and December 31, 2020, the amount of $477,500 had been advanced on the loan. Origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. During the nine months ended September 30, 2021 and 2020, the Company recognized $26,571 and $27,135, of the origination fees, which are carried at $102,942 and $129,513 as of September 30, 2021 and December 31, 2020. The Company also incurred loan issuance costs of $420,000, which were recorded as deferred issuance costs to be amortized as a reduction of interest income through the maturity date. During the nine months ended September 30, 2021 and 2020, the Company recognized $62,001 and $77,355, of the deferred issuance costs, which are carried at $77,229 and $139,230 as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the gross loan receivable balance is $657,500.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. On November 2, 2019, this loan was amended to reduce the loan amount to $250,000. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of September 30, 2021, and December 31, 2020, the gross loan receivable balance is $250,000. The Company has established a full reserve against this loan until such time as the loan is repaid.

The following is a summary of mortgages receivable as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal Amount Outstanding	$907,500	$907,500
Unamortized Issuance Costs	77,232	101,196
Unaccreted origination fees	(32,773)	(21,307)
Allowance	(250,000)	(250,000)
Net Carrying Value	$701,959	$737,389

Loans Receivable

Paris Med

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. As of September 30, 2021, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the nine months ended September 30, 2021 and 2020, the Company amortized $6,870 and $6,870, of the discount and, as of September 30, 2021 and December 31, 2020, the loan is carried at $493,794 and $486,924, net of unamortized discount of $66,496 and $71,076.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of September 30, 2021, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of September 30, 2021, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

The following is a summary of loans receivable as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal Amount Outstanding	$558,000	$558,000
Unaccreted Discounts	(64,206)	(68,786)
Net Carrying Value	$493,794	$486,924

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan. For the nine months ended September 30, 2021, the Company accrued $90,000 of distributions. As of September 30, 2021, $310,000 of minimum distributions are owed to the 10% partner.

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

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During each of the nine months ended September 30, 2021 and 2020, the company accrued management fees of $112,500. Total management fees of $262,500 and $150,000 remain unpaid as of September 30, 2021 and December 31, 2020.

Note Payable

On October 14, 2020, the Company issue a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020. As of September 30, 2021, the note is in default and due on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors. 5,000,000 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of September 30, 2021, there are 1,375,000 shares available for issuance under the plan and no options outstanding. There was no adjustment to the number of shares covered by the Incentive Plan during the nine months ended June 30, 2021.

Temporary Equity

On November 27, 2017, 16,667 shares of Series 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance.  The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-

year redemption date.  The balance of the preferred stock reflected in temporary equity as of September 30, 2021 and December 31, 2020, was $404,488 and $386,722, net of unamortized discounts of $146,091 and $163,857.

During the year ended December 31, 2018, the Company issued 20,000 shares of Series 2018 Convertible Preferred Stock, to its chief executive officer as compensation for services provided. These shares are carried at $300,000 as of September 30, 2021 and December 31, 2020.

Preferred Stock

In November 2017, the Company’s board of directors designated 100,000 authorized shares of Series A Convertible Preferred Stock (“Series A”). Each share of Series A has a par value of $15.00 and has no voting or dividend rights. Upon liquidation, dissolution or wining up, the holders of Series A shares are entitled to be paid out of the assets of the Company, if any, rateably with the common stock holders. Each share of Series A is convertible within one year of issuance into two shares of common stock of the Company. At any time after 180 days of issuance, the Company has the right, but not the obligation, to redeem all, but not less than all, of the outstanding Series A shares by paying cash, common stock, or a combination of both an amount equal to the par value of the Series A shares. On the one-year anniversary of issuance, the Company has an obligation to redeem the Series A shares for an amount equal to the par value of the Series A shares. There are 1,167 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2021 and December 31, 2020.

On February 25, 2021, Omega Commercial Finance Corp agreed to exchange 31,070,000 shares of the Company’s common stock for 100,000 shares of a newly designated Series AA Convertible Preferred Stock (the “Series AA Preferred Stock”). Each share of Series AA Preferred Stock is convertible into, and has rights and preferences on equal to ten shares of common stock. The Company determined that the fair value of the Series AA Preferred Stock exceeded the fair value of the common stock surrendered and therefore recorded the exchange as a capital contribution with no recognition of any gain or income.

Capital Contributions

During the nine months ended September 30, 2021, Omega Commercial Finance Corp made a cash contribution to the company of $191,211.

Common Stock Warrants

As of September 30, 2021, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years, of which warrants to acquire 350,000 shares expire on September 19, 2022 and warrants to acquire 170,000 shares expire on December 14, 2022.

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

Results of Operations

General

We have recognized income from related parties of approximately $7,000 for the three months ended September 30, 2021, compared to $9,000 for the same period in 2020, resulting from the amortization of loan origination fees received in the form of cash and notes receivable, offset by the amortization of loan costs incurred.  As of September 30, 2021, the Company had an accumulated deficit of approximately $5.5 million.

The following table provides selected consolidated balance sheet data as of September 30, 2021.

9/30/2021
Balance Sheet Data:
Cash	$6,745
Loan receivable and accrued interest receivable, net of discounts	1,362,635
Total assets	1,369,775
Current liabilities	887,183
Total liabilities	887,183
Temporary equity	404,488
Shareholders' equity	78,104

Three Months Ended September 30, 2021 as compared to year ended September 30, 2020

For the three months ended September 30, 2021, we generated approximately $7,193 in net investment income, compared to $9,529 in 2020. Net investment income in 2021 resulted from interest income of $16,000, the amortization of loan origination fees of $110,000, offset by the amortization of loan costs of $21,000.   Net investment income in 2020 resulted from interest income of $13,000, the amortization of loan origination fees of $40,000, offset by the amortization of loan costs of $26,000.  We incurred $91,422 in operating expenses during the 2021 period, compared to $118,556 in 2020.

Nine Months Ended September 30, 2021 as compared to year ended September 30, 2020

For the nine months ended September 30, 2021, we generated approximately $21,579 in net investment income, compared to $28,315 in 2020. Net investment income in 2021 resulted from interest income of $48,000, the amortization of loan origination fees of $330,000, offset by the amortization of loan costs of $78,000.   Net investment income in 2020 resulted from interest income of $39,000, the amortization of loan origination fees of $120,000, offset by the amortization of loan costs of $52,000.  We incurred $288,917 in operating expenses during the 2021 period, compared to $603,526 in 2020.

Liquidity and Capital Resources

During the nine months ended September 30, 2021, Omega, the principal stockholder of the Company, made an additional capital contributions to the Company of $191,211. In 2020, $2.5 million was release from escrow and paid to an investor for redemption of common stock, Omega made cash contributions of $425,000, and the Company received $20,800 from a payroll protection loan.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision of our Chief Executive Officer of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures as of September 30, 2021, were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weaknesses in the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

See ITEM 1A above.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

*     Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	November 22, 2021
TODD C. BUXTON	Title (Principal Executive, Financial and Accounting Officer)	Date

