Form 10-K
period 2021-12-31
Alpha Investment Inc.
filed 2022-08-08
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

1

As of June 30, 2022, the end of the registrant’s most recently completed 2nd quarter, no market value has been computed because no active trading market had been established.

As of August 3, 2022, the registrant had 9,724,401 shares of common stock outstanding.

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

Item 1. Business

Overview

We intend to provide capital directly to borrowers seeking financing for commercial real estate properties either for refinancing or acquisitions. These loans will encompass originating performing commercial first mortgage loans, subordinate financings, and other commercial real estate-related debt. Notwithstanding the foregoing, we intend to operate our business so that we do not become subject to the Investment Company Act of 1940, as amended. Accordingly, we do not plan to primarily engage in the business of investing, reinvesting, or trading in securities and we do not plan to acquire investment securities (such as commercial mortgage-backed securities) having a value exceeding 40% of the value of the Company’s total assets.

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

Investment Strategy

To identify attractive lending opportunities, the Company expects to continue to deploy its capital through the origination of commercial mortgage loans, subordinate financing and other commercial real-estate related debt investments at attractive risk-adjusted yields. The Company targets lending opportunities that are secured by commercial real estate. The Company’s underwriting includes a focus on stressed in-place cash flows, debt yields, debt service coverage ratios, loan-to-value ratios, property quality and market and sub-market dynamics.

Alameda Partners Joint Venture

On March 11, 2019, the Company, through Alpha Mortgage Notes I, LLC (the “SPV”) entered into an operating agreement with Alameda Partners LLC, a Utah limited liability company (“Alameda Partners”). Alameda Partners acquired a ten percent (10%) equity interest in the SPV in exchange for a payment of $1,000,000 to the Company and is the managing member of the SPV. The capital is intended for use in implementing the Company’s strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company The principals of Alameda Partners have significant long-term of experience in the commercial real estate industry as property developers, owners, and managers and currently hold over $50 million in commercial real estate assets. Pursuant to the operating agreement for the SPV, Alameda Partners is entitled to monthly distributions in cash or stock equal to $10,000. . As of June 30, 2022, the SPV has not completed any transactions.

Legacy Sand Joint Venture

On July 30, 2020, Alpha entered a joint venture transaction with Parsons Energy Group, LLC (“Parsons”) with respect to leasehold mining rights then held by Parsons on approximately 1,200 acres located in Independence, Wisconsin.

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

Capital Restructuring

In order to provide the Company with an improved capital structure effective June 30, 2021, the Company implemented a capital restructuring pursuant to which:

•	Omega, our principal stockholder exchanged 28,600,999 shares of our common stock it held for 100,000 shares of newly designated Series AA Preferred Stock; and

•	Holders of an additional 1,965,000 shares of our common stock contributed such shares to the capital of the Company.

Each share of Series AA Preferred Stock is convertible at the option of the holder into ten (10) shares of the Company’s common stock for an aggregate of 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends and similar transactions. The Series AA Preferred Stock is entitled to share ratably in dividends declared on the Company’s common stock on an “as converted” basis.

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

Commercial mortgage lending may be subject to volatility during the COVID-19 pandemic and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters and other acts of God. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, which could also cause us to suffer losses. Market volatility has been particularly heightened due to the COVID-19 global pandemic. COVID-19 has disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity. At the present time, we are unable to estimate the potential adverse effect which the pandemic may have on our business, operations and financial condition.

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

Business Objectives and Strategy

Our core business objective is to achieve advantageous and consistent rates of return from short to long term Loans to borrowers when traditional financing is unavailable to such borrowers for acquisitions, refinancing of commercial property loans and other asset backed transactions. We plan to focus on various alternative commercial real estate financings with an emphasis on Loans secured by commercial real estate and seek to invest in financing of core real estate assets that include office buildings, multi-family residences, shopping centers, and hospitality, plus ground up entitled land developments. The Loans may consist of senior debt loans, mezzanine or subordinated loans, preferred equity and other equity participation financing structures. We intend to follow a “conservative lending” profile for the Loans we fund, which means low loan to value and high debt service cover ratios. Our strategy is to seek Loans that are first lien, senior debt mortgage loans and specialty financing programs, as opposed to riskier, yet much more profitable, and less secure mezzanine or equity positions.

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

The Commercial Real Estate Market Forecast

CBRE is forecasting a record 2022 for investment in commercial real estate due to the added momentum in the economic and real estate recoveries, fiscal stimulus projects, and a rebound of big cities and downtowns—as long as the pandemic is held at bay.

According to CBRE, it is anticipating a 4.6% gain in U.S. gross domestic product in 2022 as businesses and real estate hit their full stride in the recovery from the pandemic and related restrictions. Investment volumes are expected to increase 5% to 10% as low interest rates and the return of international travel create more demand.

“Our outlook for U.S. commercial real estate next year is positive due to a number of tailwinds overriding deterrents such as inflation,” said Richard Barkham, CBRE’s global chief economist and head of Americas Research. “COVID-19 flareups still pose a risk, but governments and health authorities appear to have made progress in containment and treatment. We see this rising tide further buoying the capital markets, multifamily, and the industrial and logistics sector, and aiding the burgeoning recoveries of the retail and office sectors.”

CBRE’s 2022 U.S. Real Estate Outlook is forecasting a record-breaking year for multifamily, citing solid fundamentals, heightened investor interest, ample liquidity, and a growing range of debt products. Overall occupancy and net effective rents are expected to be above pre-pandemic levels by the end of 2021. Even though there are some challenges facing the market, that overall health is expected to continue in the new year.

“The growing economy is boosting household formation, which had been artificially suppressed by the pandemic. New households are catalyzing demand for rentals, which is expected to match pace of new deliveries in 2022. We forecast multifamily occupancy levels to remain above 95% for the foreseeable future and nearly 7% growth in net effective rents next year,” according to the outlook.

CBRE also predicts construction to remain elevated in the near term, with completions this year reaching a new high and another 300,000-plus units delivered in 2022. Providing context, CBRE added that deliveries have averaged 206,000 units annually since 2010.

However, despite the strong demand for multifamily, CBRE said the volume of new Class A product coming online will limit the performance of those higher-quality communities. While Class A rents were most negatively affected during the COVID-19 crisis, there remains more room to recover. CBRE projects 8% growth in urban effective rents in the year ahead but a moderation to 3% in 2023.

Other key findings for multifamily from the CBRE 2022 U.S. Real Estate Outlook include:

•	Urban properties are filling back up, with occupancy rates nearing the pre-pandemic levels, as the nation sees fewer restrictions on urban amenities, higher vaccination rates, and more workers returning to offices. As of the third quarter of 2021, urban vacancy rates averaged 5%, 70 basis points higher than the pre-pandemic level. They are expected to fall to 4% by the end of 2022;

•	Investment volume for multifamily is expected to reach nearly $213 billion, a record, in 2021, which is above 2019’s $193 billion. CBRE is forecasting at least a 10% increase to $234 billion in 2022. Trends on the investment front include the acceptance of strong non-coastal markets and the growing interest in favoring ESG-compliant assets, especially from European investors; and

•	The level of liquidity from the 2022 increased caps on multifamily purchase volumes for Fannie Mae and Freddie—$78 billion for each government-sponsored enterprise—should facilitate strong value growth, according to CBRE. It also expects foreign capital to return as well as liquid multifamily debt capital markets, including traditional lending sources and alternative lenders such as debt funds and mortgage REITs, to further stabilize and perhaps even compress cap rates even as interest rates increase.

•	The CBRE outlook also highlighted trends to watch for 2022, including the growing single-family rental market and the return to the office.

•	The attraction of single-family rentals is expected to increase for both investors and renters as more millennials reach the child-rearing life stages. This will push urban operators to focus more on Gen Z renters to fill the resulting vacancies.

•	CBRE also anticipates that rising office occupancy will provide a boost for urban multifamily demand, projecting that office workers will spend an average 3.4 days a week in the office, down from the average 4.4 day per week average in 2018. Living near the office may longer be as important for renters, but it will still be a key consideration.

Loan Production Strategy

We have access to a database of top commercial real estate mortgage bankers nationwide through organizations such as Strategic Alliance Mortgage, LLC (“SAM”), which is a company comprised of the top independently owned commercial real estate mortgage banking firms located throughout the United States. Through SAM, firms utilize their shared national knowledge to execute superior capital market solutions for developers, commercial real estate investors, investment management firms, asset management firms, real estate investment trusts and private real estate equity firms with the goal of utilizing their production networks. We have focused on firms that have experienced loan origination back-office staff to ensure our CRE Loan services will be appropriately and professionally marketed. Also, management has a proprietary database of 50 to 100 mortgage bankers to market their CRE Loan products to and generate Loan production internally for consistent deal flow. In addition, we believe that as our operations expand, we potentially could establish and retain an in-house sales team.

Competition

A few much larger proven commercial real estate lenders such as JP Morgan Chase, Bank of America, Goldman, and Apollo Commercial Real Estate currently have established operations with large balance sheets and back office staff. However, we are a non-banking institution and are not regulated like the larger banks or typical CMBS lenders in that we are not “pigeon-holed” into securitizing our assets. Rather, we elect to use these industry standards and underwriting characteristics to originate loans, to consequently mitigate liquidly-risk (i.e. recapitalization) with the ability to hold these loans on the un-tainted balance sheet to garner stable income to yield strong growth and market share. However, as most of these lenders have far longer operating histories and significantly larger financial resources than we do, there can be no assurance given that we can effectively compete.

Employees

We currently have no employees other than our executive officer. As noted above, we intend to rely on third parties retained by us for services in areas such as loan origination and production, credit analysis, underwriting, due diligence, and loan servicing. As our operations grow, we may elect to bring certain, if not all of these services in house.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 2. Properties

Our principal executive offices are located at 200 East Campus View Blvd. Suite 200 Columbus, OH 43235.

Item 3. Legal Proceedings

We are not currently involved in any legal proceedings, nor do we have any knowledge of any threatened litigation.

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

Holders

As of August 3, 2022, we had 9,724,401 shares of common stock issued and outstanding, and 456 shareholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	520,000	$15.00	331,867
Equity compensation plans not approved by security holders	0	0	0
Total	520,000	$15.00	331,867

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

Results of Operations

General

We have recognized net losses of $(2,124,279) and $(1,130,947) for the years ended December 31, 2021 and 2020.  As of December 31, 2021 and 2020, the Company had an accumulated deficit of $7,274,955 and $5,150,676.

The following table provides selected balance sheet data as of December 31, 2021 and 2020.

Consolidated Balance Sheet Data:	12/31/2021	12/31/2020
Cash	$588	$11,624
Loans Receivable – related parties, net of discounts and allowances	$-	$737,389
Loans Receivable, net of discounts and allowances	$-	$486,924
Total assets	$904	$1,353,312
Current liabilities	$1,156,223	$691,467
Total liabilities	$1,156,223	$712,394
Temporary equity	$410,410	$386,722
Stockholders' equity	$(1,565,729)	$254,196

Year ended December 31, 2021 as compared to year ended December 31, 2020

For the year ended December 31, 2021, we generated $33,830 in net investment income, compared to net investment income of $16,688 in 2020. Net investment income in 2021 resulted from interest income of $68,278, reclassification of related party interest of $13,552 the amortization of loan origination fees of $36,000, offset by the amortization of loan costs of $84,000..   Net investment income in 2020 resulted from interest income of $45,306, the amortization of loan origination fees of $74,523, offset by the amortization of loan costs of $103,141,  We incurred $2,092,705 in operating expenses during the 2021 period, compared to $1,072,921 in 2020, reflecting our decreased level of operations and the creation of an allowance account of $1,383,380 to reflect revaluation of our loans receivables. In 2021, the Company recognized $20,927 in debt forgiveness, and $26,775 in net interest. In 2020, the Company recognized approximately $44,000 of interest, primarily from the Partners South note payable. Interest expense for year ended December 31, 2020 was $12,983, approximately $9,000 resulting from the redemption of common stock presented in temporary equity and the release of escrow, and $3,000 related to the related party note issued in October 2000.

	2021	2020
Interest Income	$68,278	$45,306
Accretion of Loan Origination Fees	36,000	74,523
Reclassification of related party interest total	13,552
Amortization of Loan Issuance Costs	(84,000)	(103,141)
Net Investment Income	$33,830	$16,688

On December 31, 2021, the Company re-evaluated the Loans Receivable and Lines of Credit Receivable. Considering the lack of activity in projects associated with the loans and the economic stagnation of the construction markets in 2021, partially due to the pandemic, the Company added $1,383,380 to an allowance account to write down the values to $0. Going forward, loans will be evaluated under contemporary economic circumstances and recorded accordingly.

Liquidity and Capital Resources

During the year ended December 31, 2020, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of approximately $437,000 and the Company received a Payroll Protection loan in the amount of $20,927.

During the year ended December 31, 2021, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of $388,486 including $185,075 in expenses paid on behalf of the Company. The Company’s PPP Loan of $20,927 was forgiven, and the balance expensed.

Related Party Transactions

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 4 to consolidated financial statements.

Management fee and other expenses

During the year ended December 31, 2021, Omega Commercial Finance Corp was accrued $150,000 in management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the year ended December 31, 2020, Omega Capital Street, a wholly owned subsidiary of Omega Commercial Finance Corp,. and 33 Capital, an unaffiliated entity, were paid a combined $295,750 in consulting fees for services that were rendered throughout 2020.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis. As of December 31, 2021, given the shifting economic conditions, the Company determined the likelihood of collecting these loans was significantly diminished and established an allowance account to write down the value of all receivables to $0.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alpha Investment Inc.
Columbus, OH 43235-4678

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Investment (the Company), as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Description of the Matter

Loans Receivable, net, and Allowance for Losses

As described in Note 4 to the consolidated financial statements, the Company maintains an allowance for loan losses on its investments in real estate loans receivable for estimated credit impairment. Management's estimate of losses is based on the underlying collateral securing the loan. Most of these loans (sixty-five percent) are made to related parties.

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

How We Addressed the Matter in Our Audit

We obtained an understanding of internal controls over the Company's accounting for an allowance for losses. To test the Company's allowance for losses, we performed substantive procedures that included, among others, read loan agreements and related documents, traced and agreed loan proceeds disbursed for each loan, requested confirmations of all loan balances with borrowers, reviewed financial information of debtors, and sought explanations about loans receivable via inquiries of management.

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

How We Addressed the Matter in Our Audit

We read agreements and contracts with and between related parties and, in certain cases third parties, and evaluated whether authorization and approvals were obtained and the terms and other information about transactions are consistent with explanations from inquiries and other audit evidence obtained about the business purpose of the transactions; we also received confirmations from related parties, reviewed financial information of related parties, and compared responses to the Company's records.

Ciro E. Adams, CPA, LLC

Wilmington, DE 19806-1004

August 5, 2022

We have served as the Company's auditor since 2021.

CIRO E. ADAMS, CPA, LLC
Client service, first and foremost.

Alpha Investment Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$588	$11,624
Total Current Assets	588	11,624

Other Assets:
Loans receivable - related party, net of discounts and allowances	—	737,389
Loans receivable, net of discounts and allowances	—	486,924
Interest receivable net of allowances	—	116,743
Total Other Assets	—	1,341,056

Property and Equipment, net:
Furniture and Equipment, net	316	632
Total Property and Equipment, net	316	632

TOTAL ASSETS	$904	$1,353,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$310,726	$142,796
Accrued management fees - related party	300,000	150,000
Distribution payable	340,000	220,000
Notes payable - related party	205,497	178,671
Total Current Liabilities	1,156,223	691,467

Payroll Protection Plan Loan	—	20,927
Total Liabilities	1,156,223	712,394

Temporary Equity:
Series 2018 Convertible Preferred Stock ($15.00 par value), net of discounts of $140,169 and $163,854; 100,000 shares authorized; 36,667 and 36,667 issued and outstanding	410,410	386,722

Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares authorized:
Series A Convertible Preferred Stock ($15.00 par value), 100,000 shares authorized; 1,167 and 1,167 shares issued and outstanding	17,505	17,505
Series AA Convertible Preferred stock ($0.0001 par value), 100,000 shares authorized, 100,000 and -0- issued and outstanding	10	—
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 9,724,401 and 40,290,400 shares issued and outstanding	973	4,030
Additional paid-in capital	5,939,250	5,547,717
Accumulated deficit	(7,274,955)	(5,150,676)
Total Alpha Investment Inc. Equity	(1,317,217)	418,576
Non-controlling interest	(248,512)	(164,380)
Total Stockholders' Equity	(1,565,729)	254,196
TOTAL LIABILITIES, TEMPORARY AND STOCKHOLDERS' EQUITY	$904	$1,353,312

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
Income:
Net investment income - related parties	$33,830	$16,688
Net investment income	—	—
Total Income	33,830	16,688

General and Administrative Expenses:
Bad debt expense	1,374,886	—
Management fee - related party	150,000	150,000
Administrative expenses	283,296	630,480
Professional fees	284,523	292,441
Total General and Administrative Expenses	2,092,705	1,072,921
Loss from Operations	(2,058,875)	(1,056,233)

Other Income (Expense):
Other income	20,927	—
Interest expense, net	(26,775)	(12,983)
Total Other Income (Expense), net	(5,848)	(12,983)

Net Loss Including Non-controlling Interests	$(2,064,723)	$(1,069,216)

Amortization of discounts of 2018 Convertible Preferred Stock	(23,688)	(23,689)

Net Income Attributable to Non-controlling Interests	(35,868)	(38,042)

Net Loss	$(2,124,279)	$(1,130,947)

Basic and Diluted Loss Per Share	$(0.16)	$(0.03)

Weighted Average Outstanding Common Shares Basic and Diluted	13,493,188	40,290,400

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc

Consolidated Statements of Stockholders' Equity (Deficit)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2019	40,290,400	$4,030	1,167	$17,505	—	$—	$5,110,717	$(82,422)	$(4,019,729)	$1,030,101
Stockholder contribution	—	—	—	—	—	—	437,000	—	—	437,000
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(120,000)	—	(120,000)
Amortization of discount on preferred stock	—	—	—	—	—	—	—	—	(23,688)	(23,689)
Net loss	—	—	—	—	—	—	—	38,042	(1,107,259)	(1,069,216)
Balance, December 31, 2020	40,290,400	$4,030	1,167	$17,505	—	$—	$5,547,717	$(164,380)	$(5,150,676)	$254,196

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2020	40,290,400	$4,030	1,167	$17,505	—	$—	$5,547,717	$(164,380)	$(5,150,676)	$254,196
Stock exchange	(30,565,999)	(3,057)	—	—	100,000	10	3,047	—	—	—
Stockholder contribution	—	—	—	—	—	—	388,486	—	—	388,486
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(120,000)	—	(120,000)
Amortization of discount on preferred stock	—	—	—	—	—	—	—	—	(23,688)	(23,688)
Net loss	—	—	—	—	—	—	—	35,868	(2,100,591)	(2,064,723)
Balance, December 31, 2021	9,724,401	$973	1,167	$17,505	100,000	$10	$5,939,250	$(248,512)	$(7,274,955)	$(1,565,729)

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,064,723)	$(1,069,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	316	373
Bad debt expense	1,374,886	—
Accretion of origination fee income	38,080	140,050
Amortization of deferred loan costs	—	—
Payroll protection loan forgiveness	(20,927)	—
Changes in operating assets and liabilities:
Decrease in interest receivable	(71,910)	(52,535)
Increase in accrued management fees - related party	150,000	150,000
Increase (decrease) in accounts payable and accrued expenses	167,929	105,475
Increase in notes payable - related party	26,827	178,671
Net cash used in operating activities	(399,522)	(547,182)

Cash Flows from Investing Activities:
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Redemption of common stock	—	(2,500,000)
Proceeds from payroll protection loan		20,927
Proceeds from stockholder contribution	388,486	437,000
Net cash provided by (used in) financing activities	388,486	(2,042,073)

Net increase (decrease) in cash	(11,036)	(2,589,255)
Cash - beginning of year	11,624	2,600,879
Cash - end of year	$588	$11,624

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distributions due to non-controlling interest	$120,000	$120,000
Amortization of discount on preferred stock	$23,688	$23,688
PPP loan forgiveness	$(20,927)	$—

The accompanying notes are an integral part of these consolidated financial statements.

 Alpha Investment Inc.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Alpha Mortgage Notes I

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC. Alameda Partners is a Utah Limited Liability Company which made a capital contribution of $1,000,000, which was paid to the Company, for 10% ownership of the SPV, and will be the managing member.  The capital shall be used to implement the strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its listing on the NASDAQ. The Members of Alameda Partners LLC have decades of experiences in the commercial real estate industry as property developers, owners, and managers  and currently holds over $50-million in commercial real estate assets. They have been appointed as the Managing Members of the SPV, while ALPC controls and holds 90% ownership.  In exchange for its 90% interest in the SPV, the Company is required to contribute 4,015,667 shares of common stock for the purchase of performing notes for the SPV. The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s. The initial $1,000,000 was recorded as additional paid in capital on the accompanying consolidated balance sheet. Alameda Partners is entitled to monthly distributions in cash and stock equal to $10,000. For the years ended December 31, 2021 and 2020, the Company has recorded $340,000 and $220,000 of distributions as reductions to non-controlling interest, which has been accrued and included in Distributions Payable on the accompanying consolidated balance sheets as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, Alpha Mortgage Notes I, LLC has not completed any transactions.

Legacy Sands

On July 29, 2021, the Company and Parsons entered into an Unwinding Agreement (the “Unwinding Agreement”), pursuant to which the Legacy Sands joint venture was unwound. Under the Unwinding Agreement, Parsons returned the Series 2020 Preferred Shares to the Company for cancellation and the Company assigned the Interest in Legacy Sand back to Parsons and exchanged mutual releases.

On June 2, 2020, the Company acquired a 19% membership interest in Legacy Sand Group, LLC (“Legacy”), which owns real property and mining rights comprised of approximately 1,200 acres that encompass an asset of 110 million tons of Tier 1 Northern White Fracking Sand in Wisconsin. As consideration for the acquisition, the Company issued 3,382 shares of 2020 Convertible Preferred Stock, which was convertible into 3,804,750 shares of the Company’s common stock. Pending Legacy Sand commencing operations and generating revenues, the Company was not been able to sufficiently establish the valuation of the Interest and the Series 2020 Preferred Shares to the satisfaction of its independent registered public accounting firm, in order to allow the Interest to be reflected as an asset on the Company’s balance sheet included in its periodic reports filed with the SEC under the Securities Act of 1934, as amended, which precipitated the aforementioned Unwinding Agreement.

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $399,522 and $547,182 in cash in operations, and incurred net losses of $2,064,723 and $1,069,216 during the years ended December 31, 2021 and 2020. The Company has an accumulated deficit of $7,274,955 and $5,150,676 as of December 31, 2021 and 2020, and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. The Company is required to make judgments and estimates about the effect of matters that are inherently uncertain. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful receivables, the useful life and recoverability of long-lived assets, deferred income tax asset valuations and loss contingences. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Although, we believe our judgments and estimates are appropriate, actual future results may be different; if different assumptions or conditions were to prevail, the results could be materially different from our reported results.

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

The Company maintains an allowance for loan losses on its investments in real estate loans receivable for estimated credit impairment.  Management’s estimate of losses is based on several factors including the types and dollar amounts of loans in the portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral securing the loan.  Additions to the allowance are provided through a charge to earnings and are based on an assessment of certain factors, which may indicate estimated losses on the loans.  Actual losses on loans are recorded first as a reduction to the allowance for loan losses.  Generally, subsequent recoveries of amounts previously charged off are recognized as income.

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management has added $1,383,380 and $250,000 to the allowance at December 31, 2021 and 2020.

Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures are depreciated using the straight-line method over the estimated asset lives, 5 years. As at December 31, 2021 and 2020, the Company recorded $316 and $632 in property and equipment, net of $1,561 and $1,245 in accumulated depreciation. Depreciation expense was $316 and $316 in 2021 and 2020.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As December 31, 2021, tax years since 2018 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The following is a summary of the components of the Company’s net investment income for the years ended December 31, 2021 and 2020:

	2021	2020
Interest Income	$68,278	$45,306
Accretion of Loan Origination Fees	36,000	74,523
Reclassification of related party interest total	13,552
Amortization of Loan Issuance Costs	(84,000)	(103,141)
Net Investment Income	$33,830	$16,688

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by the Company’s parent company.  Through December 31, 2021, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2021 and 2020, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of December 31, 2021 and 2020, Paris Med has total assets of $0, consisting solely of advances made pursuant to its third-party construction loan agreement, which is fully reserved, and no liabilities. 100% of the funding for the sole asset was provided by the Company and such amounts are eliminated in consolidation.  See Note 4.  For the years ended December 31, 2021 and 2020, Paris Med had no activity other than accruing interest on outstanding principal.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no material income earned or losses incurred to date by Paris Med.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors, and initially 5,000,000 Shares were reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. No shares were issued under the plan during the years ended December 31, 2021 and 2020. After the restructuring in February 2021, and as of December 31, 2021, there were 3,625,000 shares issued and 331,867 available for issuance under the plan.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 36,667 shares underlying convertible preferred stock and 520,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for year ended December 31, 2021 and 2020, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. Management has added $1,383,380 and $250,000 to the allowance at December 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

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

NOTE 4 – LOANS RECEIVABLE, NET

Loans Receivable - Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, former President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. On January 28, 2020, this loan was amended to reduce the loan amount to $657,500. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2020, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. During the years ended December 31, 2021 and 2020, the Company recognized $36,000 and $36,217 of the origination fees, which are carried at $131,578 and $167,578 as of December 31, 2021 and 2020. The Company also incurred loan issuance costs of $420,000, which were recorded as deferred issuance costs to be amortized as a reduction of interest income through the maturity date. During the years ended December 31, 2021 and 2020, the Company recognized $47,068 and $103,141 of the deferred issuance costs, which are carried at $56,073 and $101,196 as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the gross loan receivable balance is $0 and $598,156. The Company has established a full reserve against this loan until such time as the loan may be repaid.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. On November 2, 2019, this loan was amended to reduce the loan amount to $250,000. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2021, and 2020, the gross loan receivable balance is $250,000. The Company has established a full reserve against this until loan until such time as the loan may be repaid.

The following is a summary of loans receivable - related parties as of December 31, 2021 and 2020:

	2021	2020
Principal Amount Outstanding	$907,500	$907,500
Unamortized Issuance Costs	56,073	101,196
Unaccreted origination fees	(23,424)	(21,307)
Allowance	(940,149)	(250,000)
Net Carrying Value	$—	$737,389

Loans Receivable

Paris Med

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years on June 30, 2028, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. All interest receivables are due at maturity. As of December 31, 2019, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the years ended December 31, 2021 and 2020, the Company amortized $9,160 and $9,160 of the discount. As of December 31, 2021 and 2020, respectively, the loan is carried at $496,084 and $486,924, net of unamortized discount of $61,916 and $71,076. The Company has established a full reserve against this loan until such time as the loan may be repaid.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of December 31, 2021 and 2020, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of December 31, 2021 and 2020, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

The Company has established a full reserve against this loan until such time as the loan may be repaid.

The following is a summary of loans receivable as of December 31, 2021 and 2020:

	2021	2020
Principal Amount Outstanding	$558,000	$558,000
Unaccreted Discounts	(61,916)	(71,076)
Net Carrying Value	$496,084	$486,924
Interest receivable	197,147	—
Less reserve	(693,231)	—
Net Carrying Value	$—	$486,924

NOTE 5 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2021 and 2020 the Company had a net operating loss carry-forward of approximately $4,818,374 and $2,753,651. Net operating loss carry-forwards incurred before 2018 generally expire twenty years from the date the loss was incurred, beginning in 2023, and losses incurred after 2018 are subject to annual limitations.

The Company is subject to United States federal and state income taxes at an approximate blended state and federal rate of 29%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2021	December 31, 2020
Statutory rates (federal and state)	29%	29%
Permanent differences	0%	0%
Valuation allowance change and change in tax rate	(29)%	(29)%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Net operating loss carryforward	1,397,328	798,559
Valuation allowance	(1,397,328)	(798,559)
Net Deferred income tax asset	—	—

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. The Company’s valuation allowance increased by $598,769 and $316,478 during the years ended December 31, 2021 and 2020. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Current law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan. During the years ended December 31, 2021 and 2020, the Company accrued distributions of $120,000 and $120,000. As of December 31, 2021 and 2020, $340,000 and $220,000 of minimum distributions were owed to the 10% partner.

Litigation

The Company is not presently involved in any litigation.

Advisory Agreement

In June 2019, the Company entered into an advisory agreement, pursuant to which it agreed to compensate a third-party advisor a percentage of future capital raises facilitated by the advisor. Compensation includes non-refundable cash, cash compensation based on a percentage of capital raised. The advisor may elect to receive certain percentage-based fees in the form of equity. Upon the closing of a transaction, the advisor will receive five-year warrants to purchase a number of shares of common stock equal to 8% of the number of shares issue in the transaction at a strike price of the transaction value as defined the agreement. As of the date of this report, no amounts have been earned and no equity instruments have been issued as transaction-based fees pursuant to this agreement. During the year ended December 31, 2021 and 2020, the Company paid advisory fees of $75,500 and $35,000 to the third party advisor for services related to identifying potential investors, which is included in professional fees in the accompanying consolidated statement of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 3.

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the year ended December 31, 2019, Omega Commercial Finance Corp, the Company’s principal stockholder, and Omega Streets Capital, an affiliate entity, was paid a combined $369,680 in management and consulting fees pursuant to a corporate governance management agreement executed on June 1, 2017.  The fee paid in 2019 is for services that were rendered throughout 2019. During the years ended December 31, 2021 and 2020, the company accrued management fees of $150,000 and $150,000, which remain unpaid as of December 31, 2021.

Note Payable

On October 14, 2020, the Company issue a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020. This note is currently in default, incurring interest at the default rate of 15% annually. As of December 31, 2021 and 2020, the Company recorded $205,496 and $178,671 in Notes payable - related party.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On November 27, 2017, 16,667 shares of 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000. The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date. The balance of the preferred stock reflected in temporary equity as of December 31, 2021 and 2020, is $410,410 and $386,722, net of unamortized discount of $140,166 and $163,854.

Common Stock

In order to provide the Company with an improved capital structure effective June 30, 2021, the Company implemented a capital restructuring pursuant to which:

•	Omega, our principal stockholder exchanged 28,600,999 shares of our common stock it held for 100,000 shares of newly designated Series AA Preferred Stock; and

•	Holders of an additional 1,965,000 shares of our common stock contributed such shares to the capital of the Company.

Each share of Series AA Preferred Stock is convertible at the option of the holder into ten (10) shares of the Company’s common stock for an aggregate of 1,000,000 shares of common stock, subject to adjustment for stock splits, stock dividends and similar transactions. The Series AA Preferred Stock is entitled to share ratably in dividends declared on the Company’s common stock on an “as converted” basis.

Each share of Series AA Preferred Stock is entitled to 450 votes on each matter presented to stockholders (subject to adjustment for stock splits, stock dividends and similar transactions). Shares of Series AA Preferred Stock vote together with shares of our common stock as a single class, except as required by Delaware law. Accordingly, Omega, as the holder of the Series AA Preferred Stock, effectively maintains control over the Company’s affairs following implementation of the capital restructuring and the consummation of this Offering. Alpha’s current issued and outstanding common stock is 9,724,401.

Capital Contributions

During the years ended December 31, 20211 and 2020, Omega Commercial Finance Corp, The Company’s parent company, made capital contributions to the Company totaling $388,486 and $437,000.

Common Stock Warrants

As of December 31, 2021, there are warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years. There has been no warrant activity during the years ended December 31, 2021 and 2020.

The following is a summary of warrants outstanding as of December 31, 2021:

Exercise Price	# of Shares	Expiration
$15.00	350,000	September 19, 2022
$15.00	170,000	December 14, 2022
	520,000

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the consolidated financial statements presented herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our Chief Executive Officer (our principal executive, financial and accounting officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of Exchange Act. We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K. This includes ensuring that information required to be disclosed was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our Chief Executive Officer (our principal executive, financial and accounting officer) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States and include those policies and procedures that:

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

Our Chief Executive Officer (our principal executive, financial and accounting officer) conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this evaluation, the Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework.

Based on this evaluation, our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that our internal controls over financial reporting were not effective as of the end of the period covered in this Annual Report on Form 10-K. The Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that, as of December 31, 2021, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following.

● the Company did not maintain effective controls to identify and maintain segregation of duties to support the identification, authorization, approval, accounting for, and the disclosure of related-party transactions and significant unusual transactions. Specifically, one individual, the Chief Executive Officer, initiates related-party transactions and non-routine transactions. This Chief Executive Officer also reviews, evaluates, and approves these same transactions.

● the Company has not established a well-defined process for financial reporting. The process and its key attributes (e.g., overall timing, methodology, format, and frequency of analyses) are not formally documented, approved, or reviewed on a regular basis. Specifically, several instances of transactions were not properly recorded and the lack of timely reconciliations of account balances effected by the improperly recorded transactions.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers

The following table sets forth the name, age and position of each person who is a director or executive officer as of the date of this annual report.

Name	Age	Positions and Offices to be Held

Todd C. Buxton	52	Chief Executive Officer, Vice Chairman and director

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for 2021, 2020, and 2019.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Todd C. Buxton, CEO	2021	84,500							84,500
	2020		0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
Timothy R. Fussell, President(1)	2020	0	0	0	0	0	0	0	0
(1)	2019	0	0	0	0	0	0	0	0

(1)	Dr. Fussell resigned as an officer and director of the Company in August 2020.

Employment Agreements

The Company is presently not party to an employment agreement with its executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2021 for our executive officers.

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

Incentive Plan

Our Incentive Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing.  The Incentive Plan is administered by the board of directors.  331,867 Shares are reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. As of the date of this report, we have granted restricted stock awards of 3,625,000 shares to six consultants in 2017. No grants have been awarded since that date.

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

Item 13.  Certain Relationships and Related Transactions

Related Party Transactions

During the years ended December 31, 2021 and 2020 Omega, the principal stockholder of the Company, made additional capital contributions to the Company of $338,486 and $437,000.

On August 28, 2017, the Company entered into two loan agreements with companies owned by Timothy R. Fussell, our then President, Chairman of the Board and a director of the Company.  The first agreement, with Partners South Holdings LLC (“PSHL”), provides for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the limited liability company membership interests of PSHL.  The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the first day of each calendar. As of December 31, 2021, no amounts had been advanced under this line of credit. Origination fees of $180,000 due to the Company have been added to the outstanding balance due on the line of credit. At December 31, 2021, the Company established a full reserve against the outstanding balance. At December 31, 2021 and 2020, the loan receivable balance was $0 and $657,500.

The second agreement, with Partners South Properties Corporation (“PSPC”), provides for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the capital stock of PSPC. The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the line of credit is 3.5% to be paid quarterly on the first day of each calendar quarter. At December 31, 2021, the Company established a full reserve against the outstanding balance. At December 31, 2021 and 2020, the loan receivable balance was $0 and $250,000.

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

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company by our independent registered public accounting firm, Ciro E. Adams, CPA, LLC, for audit-related services, including quarterly reviews, were $77,500 and $59,500 for the years ended December 31, 2021 and December 31, 2020. The firm did not provide us with any tax or other services during either of such years.

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

We do not have an audit committee.  Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2021 and 2020 were pre-approved by our Board.

PART IV

Item 15. Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Designation of Series A Convertible Preferred Stock(2)
3.3	Certificate of Designation of Series 2018 Convertible Preferred Stock(2)
3.4	Certificate of Designation of Series 2020 Convertible Preferred Stock(2)
3.5	Form of Amended and Restated Certificate of Designation of Series 2020 Convertible Preferred Stock(2)
3.6	Form of Certificate of Designation of Series AA Convertible Preferred Stock(2)
3.7	By-Laws (1)
10.1	2017 Incentive Stock Plan *
10.2	Subscription Agreement with Dr. Assia Benhacene (4)
10.3	Subscription Agreement with Hoosier Real Estate Investors, LLC (5)
10.4	Loan Agreement with Partners South Holdings, LLC (3)
10.5	Loan Agreement with Partners South Properties Corporation (3)
10.6	Code of Ethics (3)
10.7	Subscription Agreement with Inn Properties, LLC (3)
10.8	Corporate Governance Management Agreement with Omega Commercial Finance Corporation (3)
10.9	Purchase Agreement with Parsons Energy Group LLC(6)
10.10	First Amendment to Purchase Agreement with Parsons Energy Group LLC(6)
10.11	Unwinding Agreement with Parsons Energy Group LLC(7)
31.1	Sec. 302 Certification of CEO(8)
31.2	Sec. 302 Certification of CFO(8)
32.1	Sec. 906 Certification of CEO(8)
32.2	Sec. 906 Certification of CFO(8)

(1)	Filed as exhibit to registrant’s Registration Statement on Form S-1 (File No. 333-198772) and incorporated herein by reference, as amended by an amendment thereto, filed as an exhibit to registrant’s Current Report on Form 8-K dated April 19, 2017 and incorporated herein by reference.

(2)	Filed as exhibit to registrant’s Registration Statement on Form S-1 (File No. 333-236371) and incorporated herein by reference Previously filed.

*	Filed as an exhibit to registrant’s Registration Statement on Form S-8 (File No. 333-218866) and incorporated herein by reference Previously filed.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-221183) and incorporated herein by reference.

(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 5, 2017 and incorporated herein by reference.

(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated September 25, 2017 and incorporated herein by reference.

(6)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated July 22, 2020 and incorporated herein by reference.

(7)	Filed as an exhibit to the registrant’s Current Report on Form 8-K dated July 30, 2021 and incorporated herein by reference.

(8)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA INVESTMENT INC.

By	/s/ TODD C. BUXTON	August 8, 2022
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	August 8, 2022
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

