Form 10-K
period 2022-12-31
Alpha Investment Inc.
filed 2023-06-20
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 19, 2023, the registrant had 9,724,401 shares of common stock outstanding.

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

Alameda Partners Joint Venture

On March 11, 2019, the Company, through Alpha Mortgage Notes I, LLC (the “SPV”) entered into an operating agreement with Alameda Partners LLC, a Utah limited liability company (“Alameda Partners”). Alameda Partners acquired a ten percent (10%) equity interest in the SPV in exchange for a payment of $1,000,000 to the Company and is the managing member of the SPV. The capital is intended for use in implementing the Company’s strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company The principals of Alameda Partners have significant long-term of experience in the commercial real estate industry as property developers, owners, and managers and currently hold over $50 million in commercial real estate assets. Pursuant to the operating agreement for the SPV, Alameda Partners is entitled to monthly distributions in cash or stock equal to $10,000. As of December 31, 2022, the SPV has not completed any transactions.

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

Item 3. Legal Proceedings

We are not currently involved in the following legal proceedings:

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

Holders

As of December 31, 2022, we had 9,724,401 shares of common stock issued and outstanding, and 456 shareholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	520,000	0.004	331,867
Equity compensation plans not approved by security holders	0	0	0
Total	520,000	0.004	331,867

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

Results of Operations

General

We have recognized net losses of $(3,123,461) and $(2,124,279) for the years ended December 31, 2022 and 2021.  As of December 31, 2022 and 2021, the Company had an accumulated deficit of $10,398,416 and $7,274,955.

The following table provides selected balance sheet data as of December 31, 2022 and 2021.

Consolidated Balance Sheet Data:	12/31/2022	12/31/2021
Cash	$-	$588
Loans Receivable – related parties, net of discounts and allowances	$-	$-
Loans Receivable, net of discounts and allowances	$-	$-
Total assets	$-	$904
Current liabilities	$4,301,442	$1,156,223
Total liabilities	$4,301,442	$1,156,223
Temporary equity	$434,098	$410,410
Stockholders’ equity	$(4,735,540)	$(1,565,729)

Year ended December 31, 2022 as compared to year ended December 31, 2021

For the year ended December 31, 2022, we generated no income, compared to net investment income of $33,830 in 2021. Net investment income in 2021 resulted from interest income of $68,278, reclassification of related party interest of $13,552 the amortization of loan origination fees of $36,000, offset by the amortization of loan costs of $84,000 We incurred $551,422 in operating expenses during the 2022 period, compared to $2,092,705 2021 period, reflecting our decreased level of operations and the creation of an allowance account of $1,383,380 to reflect revaluation of our loans receivables. In 2022 the Company recognized $2,518,000 in judgments and settlements and $30,529 in interest expense. In 2021, the Company recognized $20,927 in debt forgiveness, and $26,775 in net interest expense.

	2022	2021
Interest Income	$—	$68,278
Accretion of Loan Origination Fees	—	36,000
Reclassification of related party interest total	—	13,552
Amortization of Loan Issuance Costs	—	(84,000)
Net Investment Income	$—	$33,830

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

Liquidity and Capital Resources

During the year ended December 31, 2022, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of approximately $73,650 in expenses paid on behalf of the Company.

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

Management fee and other expenses

During the years ended December 31, 2022 and 2021, Omega Commercial Finance Corp was accrued $150,000 in management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega.

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

Item 8. Financial Statements

14

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Alpha Investment Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha Investment Inc. (the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

June 20, 2023

Alpha Investment Inc

Condensed Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$0	$588
Total Current Assets	0	588

Other Assets:
Loans receivable - related party, net of discounts	—	—
Loans receivable, net of discounts	—	—
Interest receivable	—	—
Total Other Assets	—	—

Property and Equipment, net:
Furniture and Equipment, net	—	316
	—	316

TOTAL ASSETS	$—	$904

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$602,416	$310,726
Accrued management fees - related party	450,000	300,000
Distribution payable	460,000	340,000
Notes payable - short-term	39,279	—
Notes payable - related party	231,747	205,497
Judgments payable	2,518,000	—
Total Current Liabilities	4,301,442	1,156,223
Total Liabilities	4,301,442	1,156,223

Temporary Equity:
Series 2018 Convertible Preferred Stock ($0.0001 par value), net of discounts of $116,481 and $140,169, respectively, 100,000 shares authorized; 36,667 shares issued and outstanding (liquidation value: $500,000) (See Note 7)	434,098	410,410
	434,098	410,410
Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	17,505	17,505
Series AA Convertible Preferred stock ($0.0001 par value), 100,000 shares authorized, 100,000 and -0- issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	10	10
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 9,724,401 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	973	973
Additional paid-in capital	6,012,900	5,939,250
Accumulated deficit	(10,398,416)	(7,274,955)
Total Equity	(4,367,028)	(1,317,217)
Non-controlling interest in variable interest entities	(368,512)	(248,512)
Total Stockholders' Equity	(4,735,540)	(1,565,729)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$904

Alpha Investment Inc

Condensed Consolidated Statements of Operations

	12 Months	12 Months
	Ended	Ended
	December 31,	December 31,
	2022	2021
Income:
Net investment income - related parties	$—	$33,830
Net investment income	—	—
Total Income	—	33,830

General and Administrative Expenses:
Bad debt expense	—	1,374,886
Management fee - related party	150,000	150,000
Administrative expenses	251,582	283,296
Professional fees	149,662	284,523
Total General and Administrative Expenses	551,244	2,092,705
Loss from Operations	(551,244)	(2,058,875)

Other Expense:
Other income/expense	(2,518,000)	20,927
Interest expense, net	(30,529)	(26,775)
Total Other Expense	(2,548,529)	(5,848)

Net Loss	$(3,099,773)	$(2,064,723)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(23,688)	(23,688)

Net Income Attributable to Non-controlling Interests	—	(35,868)

Net Loss Attributable to Common Stockholders	$(3,123,461)	$(2,124,279)

Basic and Diluted Loss Per Share	$(0.32)	$(0.16)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,724,401	13,433,198

Alpha Investment Inc

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Audited)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2020	40,290,400	$4,030	1,167	$17,505	—	$—	$5,547,717	$(164,380)	$(5,150,676)	$254,196
Stock exchange	(30,565,999)	(3,057)	—	—	100,000	10	3,047	—	—	—
Stockholder contribution	—	—	—	—	—	—	388,486	—	—	388,486
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(120,000)	—	(120,000)
Amortization of discount on redeemable preferred stock	—	—	—	—			—	—	(23,688)	(23,688)
Net loss	—	—	—	—	—	—	—	35,868	(2,100,591)	(2,064,723)
Balance, December 31, 2021	9,724,401	$973	1,167	$17,505	100,000	$10	$5,939,250	$(248,512)	$(7,274,955)	$(1,565,729)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2021	9,724,401	$973	1,167	$17,505	100,000	$10	$5,939,250	$(248,512)	$(7,274,955)	$(1,565,729)
Stockholder contribution	—	—	—	—	—	—	73,650	—	—	73,650
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(120,000)	—	(120,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(23,688)	(23,688)
Net loss	—	—	—	—	—	—	—		(3,099,773)	(3,099,773)
Balance, December 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(368,512)	$(10,398,416)	$(4,735,540)

Alpha Investment Inc

Condensed Consolidated Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(3,099,773)	$(2,064,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	316	316
Bad debt expense		1,374,886
Accretion of origination fee income	—	38,080
Amortization of deferred loan costs	—
Payroll protection loan forgiveness	—	(20,927)
Changes in operating assets and liabilities:
Increase in judgments payable	1,518,000	—
Increase in settlements payable	1,000,000	—
Increase in interest receivable	—	(71,910)
Increase in accrued management fees - related party	150,000	150,000
Decrease in accounts payable and accrued expenses	291,690	167,929
Increase in interest payable	4,279	—
Increase in notes payable - related party	26,250	26,827
Net cash used in operating activities	(109,238)	(399,522)

Cash Flows from Investing Activities:
Net cash from investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from short term loan	35,000	—
Proceeds from stockholder contribution	73,650	388,486
Net cash provided by (used in) financing activities	108,650	388,486

Net increase (decrease) in cash	(588)	(11,036)
Cash and restricted cash at beginning of year	588	11,624
Cash and restricted cash at end of year	$0	$588

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distribution due to non-controlling interest	$120,000	$120,000
Amortization of discount on redeemable preferred stock	$23,688	$23,688

Alpha Investment Inc.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2022 and 2021

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

Alpha Mortgage Notes I

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC. Alameda Partners is a Utah Limited Liability Company which made a capital contribution of $1,000,000, which was paid to the Company, for 10% ownership of the SPV, and will be the managing member.  The capital shall be used to implement the strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its listing on the NASDAQ. The Members of Alameda Partners LLC have decades of experiences in the commercial real estate industry as property developers, owners, and managers and currently holds over $50-million in commercial real estate assets. They have been appointed as the Managing Members of the SPV, while ALPC controls and holds 90% ownership.  In exchange for its 90% interest in the SPV, the Company is required to contribute 4,015,667 shares of common stock for the purchase of performing notes for the SPV. The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s. The initial $1,000,000 was recorded as additional paid in capital on the accompanying consolidated balance sheet. Alameda Partners is entitled to monthly distributions in cash and stock equal to $10,000. For the years ended December 31, 2022 and 2021, the Company has recorded $460,000 and $340,000 of distributions as reductions to non-controlling interest, which has been accrued and included in Distributions Payable on the accompanying consolidated balance sheets as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, Alpha Mortgage Notes I, LLC has not completed any transactions.

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

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $109,238 and $399,522 in cash in operations, and incurred net losses of $3,099,773 and $2,064,723 during the years ended December 31, 2022 and 2021. The Company has an accumulated deficit of $10,398,416 and $7,274,955 as of December 31, 2022 and 2021, and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management has added $0 and $1,383,380 to the allowance at December 31, 2022 and 2021.

Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures are depreciated using the straight-line method over the estimated asset lives, 5 years. As at December 31, 2022 and 2021, the Company recorded $0 and $316 in property and equipment, net of $1,877 and $1,561 in accumulated depreciation. Depreciation expense was $316 and $316 in 2022 and 2021.

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

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The following is a summary of the components of the Company’s net investment income for the years ended December 31, 2022 and 2021:

	2022	2021
Interest Income	$—	$68,278
Accretion of Loan Origination Fees	—	36,000
Reclassification of related party interest total	—	13,552
Amortization of Loan Issuance Costs	—	(84,000)
Net Investment Income	$—	$33,830

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by the Company’s parent company.  Through December 31, 2021, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2022 and 2021, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of December 31, 2022 and 2021, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third-party construction loan agreement, which is fully reserved, and no liabilities. 100% of the funding for the sole asset was provided by the Company and such amounts are eliminated in consolidation.  See Note 4.  For the year ended December 31, 2022, Paris Me had no activity. Fro the year ended December 31, 2021, , Paris Med had no activity other than accruing interest on outstanding principal.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no material income earned or losses incurred to date by Paris Med.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors, and initially 5,000,000 Shares were reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. No shares were issued under the plan during the years ended December 31, 2022 and 2021. After the restructuring in February 2021, and as of December 31, 2022, there were 3,625,000 shares issued and 331,867 available for issuance under the plan.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 36,667 shares underlying convertible preferred stock were excluded from the computation of diluted loss per share for the year ended December 31, 2022. 36,667 shares underlying convertible preferred stock and 520,000 shares of common stock underlying common stock warrants were excluded from the computation of diluted loss per share for year ended December 31, 2021, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. Management has added $0 and $1,383,380 to the allowance at December 31, 2022 and 2021.

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

NOTE 4 – LOANS RECEIVABLE, NET

Loans Receivable - Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, former President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. On January 28, 2020, this loan was amended to reduce the loan amount to $657,500. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2020, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. During the years ended December 31, 2021, the Company recognized $36,000 of the origination fees, which are carried at $131,578 as of December 31, 2021. The Company also incurred loan issuance costs of $420,000, which were recorded as deferred issuance costs to be amortized as a reduction of interest income through the maturity date. During the years ended December 31, 2021, the Company recognized $47,068 of the deferred issuance costs, which are carried at $56,073 as of December 31, 2021. As of December 31, 2022 and 2021, the gross loan receivable balance is $0. The Company has established a full reserve against this loan until such time as the loan may be repaid.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. On November 2, 2019, this loan was amended to reduce the loan amount to $250,000. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2022 and 2021, the gross loan receivable balance is $250,000. The Company has established a full reserve against this until loan until such time as the loan may be repaid.

The following is a summary of loans receivable - related parties as of December 31, 2022 and 2021:

	2022	2021
Principal Amount Outstanding	$907,500	$907,500
Unamortized Issuance Costs	56,073	56,073
Unaccreted origination fees	(23,424)	23,424)
Allowance	(940,149)	(940,149)
Net Carrying Value	$—	$—

Loans Receivable

Paris Med

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years on June 30, 2028, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. All interest receivables are due at maturity. As of December 31, 2019, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the years ended December 31, 2021 and 2020, the Company amortized $9,160 and $9,160 of the discount. As of December 31, 2021 and 2020, respectively, the loan is carried at $496,084 and $486,924, net of unamortized discount of $61,916 and $71,076. The Company has established a full reserve against this loan until such time as the loan may be repaid.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of December 31, 2021 and 2020, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of December 31, 2021 and 2020, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

The Company has established a full reserve against this loan until such time as the loan is repaid.

The following is a summary of loans receivable as of December 31, 2022 and 2021.:

	2022	2021
Principal Amount Outstanding	$558,000	$558,000
Unaccreted Discounts	(61,916)	(61,916)
Net Carrying Value	$496,084	$486,924
Interest receivable	197,147	197,147
Less reserve	(693,231)	(693,231)
Net Carrying Value	$—	$—

NOTE 5 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2022 and 2021 the Company had a net operating loss carry-forward of approximately $4,818,374 and $2,753,651. Net operating loss carry-forwards incurred before 2018 generally expire twenty years from the date the loss was incurred, beginning in 2023, and losses incurred after 2018 are subject to annual limitations.

The Company is subject to United States federal and state income taxes at an approximate blended state and federal rate of 29%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2022	December 31, 2021
Statutory rates (federal and state)	29%	29%
Permanent differences	0%	0%
Valuation allowance change and change in tax rate	(29)%	(29)%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Net operating loss carryforward	1,397,328	1,397,328
Valuation allowance	(1,397,328)	(1,397,328)
Net Deferred income tax asset	—	—

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. The Company’s valuation allowance increased by $0 and $598,769 during the years ended December 31, 2022 and 2021. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Current law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan. During the years ended December 31, 2022 and 2021, the Company accrued distributions of $120,000 and $120,000. As of December 31, 2022 and 2021, $460,000 and $340,000 of minimum distributions were owed to the 10% partner.

Litigation

Judgements and Settlements Payable

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

During the year ended December 31, 2022 and 2021, the Company paid advisory fees of $0 and $75,500 to the third party advisor for services related to identifying potential investors, which is included in professional fees in the accompanying consolidated statement of operations.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 3.

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the years ended December 31, 2022 and 2021, the company accrued management fees of $150,000 and $150,000, which remain unpaid as of December 31, 2022.

Note Payable – related party

On October 14, 2020, the Company issue a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020. This note is currently in default, incurring interest at the default rate of 15% annually. As of December 31, 2022 and 2021, the Company recorded $231,746 and $205,496 in Notes payable - related party.

Note Payable – short term

On June 29, 2022, the Company issued a promissory note in the amount of $35,000 to an unrelated party. The note bears interest at an annual rate of 24% and matured on December 29, 2022. This note is currently in default, incurring interest at the default rate of 3.5% monthly on the unpaid balance. As of December 31, 2022 and 2021, the Company recorded $39,279 and $0 in Notes payable – short term.

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

On November 27, 2017, 16,667 shares of 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000. The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date. The balance of the preferred stock reflected in temporary equity as of December 31, 2022 and 2021, is $434,098 and $410,410, net of unamortized discount of $116,481 ad $140,166.

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

Preferred Stock

During the year ended December 31, 2019, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash consideration of $15,000

Capital Contributions

During the years ended December 31, 2022 and 2021, Omega Commercial Finance Corp, the Company’s parent company, made capital contributions to the Company totaling $73,650 and $388,486.

Common Stock Warrants

As of December 31, 2021, there were warrants outstanding to purchase 520,000 shares for an exercise price of $15.00 over five years. There has been no warrant activity during the years ended December 31, 2022 and 2021, and all warrants have expired.

As of December 31, 2022 there are no outstanding warrants.

As of December 31, 2022, there has been no warrant activity during the year and all outstanding warrants have expired.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to our year end, Timothy Fussill filed for bankruptcy in the Middle District of Florida.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the consolidated financial statements presented herein.

(The previous auditor has not consented to our inclusion in the 2022 filing)

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

Alpha Investment Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
Income:
Net investment income - related parties	$33,830	$16,688
Net investment income	—	—
Total Income	33,830	16,688

General and Administrative Expenses:
Bad debt expense	1,374,886	—
Management fee - related party	150,000	150,000
Administrative expenses	283,296	630,480
Professional fees	284,523	292,441
Total General and Administrative Expenses	2,092,705	1,072,921
Loss from Operations	(2,058,875)	(1,056,233)

Other Income (Expense):
Other income	20,927	—
Interest expense, net	(26,775)	(12,983)
Total Other Income (Expense), net	(5,848)	(12,983)

Net Loss Including Non-controlling Interests	$(2,064,723)	$(1,069,216)

Amortization of discounts of 2018 Convertible Preferred Stock	(23,688)	(23,689)

Net Income Attributable to Non-controlling Interests	(35,868)	(38,042)

Net Loss	$(2,124,279)	$(1,130,947)

Basic and Diluted Loss Per Share	$(0.16)	$(0.03)

Weighted Average Outstanding Common Shares Basic and Diluted	13,493,188	40,290,400

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc

Consolidated Statements of Stockholders' Equity (Deficit)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2019	40,290,400	$4,030	1,167	$17,505	—	$—	$5,110,717	$(82,422)	$(4,019,729)	$1,030,101
Stockholder contribution	—	—	—	—	—	—	437,000	—	—	437,000
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(120,000)	—	(120,000)
Amortization of discount on preferred stock	—	—	—	—	—	—	—	—	(23,688)	(23,688)
Net loss	—	—	—	—	—	—	—	38,042	(1,107,259)	(1,069,217)
Balance, December 31, 2020	40,290,400	$4,030	1,167	$17,505	—	$—	$5,547,717	$(164,380)	$(5,150,676)	$254,196

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2020	40,290,400	$4,030	1,167	$17,505	—	$—	$5,547,717	$(164,380)	$(5,150,676)	$254,196
Stock exchange	(30,565,999)	(3,057)	—	—	100,000	10	3,047	—	—	—
Stockholder contribution	—	—	—	—	—	—	388,486	—	—	388,486
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(120,000)	—	(120,000)
Amortization of discount on preferred stock	—	—	—	—	—	—	—	—	(23,688)	(23,688)
Net loss	—	—	—	—	—	—	—	35,868	(2,100,591)	(2,064,723)
Balance, December 31, 2021	9,724,401	$973	1,167	$17,505	100,000	$10	$5,939,250	$(248,512)	$(7,274,955)	$(1,565,729)

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,064,723)	$(1,069,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	316	373
Bad debt expense	1,374,886	—
Accretion of origination fee income	38,080	140,050
Amortization of deferred loan costs	—	—
Payroll protection loan forgiveness	(20,927)	—
Changes in operating assets and liabilities:
Decrease in interest receivable	(71,910)	(52,535)
Increase in accrued management fees - related party	150,000	150,000
Increase (decrease) in accounts payable and accrued expenses	167,929	105,475
Increase in notes payable - related party	26,827	178,671
Net cash used in operating activities	(399,522)	(547,182)

Cash Flows from Investing Activities:
Net cash provided by investing activities	—	—

Cash Flows from Financing Activities:
Redemption of common stock	—	(2,500,000)
Proceeds from payroll protection loan		20,927
Proceeds from stockholder contribution	388,486	437,000
Net cash provided by (used in) financing activities	388,486	(2,042,073)

Net increase (decrease) in cash	(11,036)	(2,589,255)
Cash - beginning of year	11,624	2,600,879
Cash - end of year	$588	$11,624

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distributions due to non-controlling interest	$120,000	$120,000
Amortization of discount on preferred stock	$23,688	$23,689
PPP loan forgiveness	$(20,927)	$—

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management has established an allowance of $1,383,380 and $250,000 as of December 31, 2021 and 2020.

Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures are depreciated using the straight-line method over the estimated asset lives, 5 years. As at December 31, 2021 and 2020, the Company recorded $316 and $632 in property and equipment, net of $316 and $316 in accumulated depreciation, and recorded the same in expenses for the corresponding years.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As December 31, 2021, tax years since 2014 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by the Company’s parent company.  Through December 31, 2021, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2021 and 2020, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of December 31, 2021 and 2020, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third-party construction loan agreement, and had no liabilities. 100% of the funding for the sole asset was provided by the Company and such amounts are eliminated in consolidation.  See Note 4.  For the years ended December 31, 2021 and 2020, Paris Med had no activity other than accruing interest on outstanding principal.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no material income earned or losses incurred to date by Paris Med.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. Management has established an allowance of $1,383,380 and $250,000 as of December 31, 2021 and 2020.

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

Loans Receivable

Paris Med

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years on June 30, 2028, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. All interest receivables are due at maturity. As of December 31, 2019, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the years ended December 31, 2021 and 2020, the Company amortized $9,160 and $9,160 of the discount. As of December 31, 2021 and 2020, respectively, the loan is carried at $496,084 and $486,924, net of unamortized discount of $61,916 and $71,076. The Company has established a full reserve against this loan until such time as the loan is repaid.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of December 31, 2021 and 2020, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of December 31, 2021 and 2020, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

The Company has established a full reserve against this loan until such time as the loan is repaid.

The following is a summary of loans receivable as of December 31, 2021 and 2020:

	2021	2020
Principal Amount Outstanding	$558,000	$558,000
Unaccreted Discounts	(61,916)	(71,076)
Net Carrying Value	$496,084	$486,924
Less reserve	(496,084)	—
Net Carrying Value	$—	$486,924

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

On November 27, 2017, 16,667 shares of 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000. The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date. The balance of the preferred stock reflected in temporary equity as of December 31, 2021 and 2020, is $410,410 and $386,722, net of unamortized discount of $140,169 and $163,854, respectively.

Common Stock

During the year ended December 31, 2019, the Company sold 57,067 shares for gross proceeds of $946,005. In July 2019, the Company agreed to amend one of the subscription agreements and cancelled the sale 6,000 shares for cash consideration of $90,000.

In February 2021, Omega Commercial Finance Corporation and holder of Common Shares of Alpha retired 31,070,000 of its Common Shares to treasury, in exchange for 100,000 shares of Series AA Preferred Stock (See below). Alpha’s current issued and outstanding common stock is 9,724,401.

Preferred Stock

During the year ended December 31, 2019, the Company sold 1,000 shares of Series A Convertible Preferred Stock for cash consideration of $15,000

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for 2022, 2021, and 2020.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Todd C. Buxton, CEO	2022
	2021	84,500	0	0	0	0	0	0	84,500
	2020	0	0	0	0	0	0	0	0
Timothy R. Fussell, President(1)	2020	0	0	0	0	0	0	0	0

(1)	Dr. Fussell resigned as an officer and director of the Company in August 2020.

Employment Agreements

The Company is presently not party to an employment agreement with its executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2022 for our executive officers.

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

Item 13.  Certain Relationships and Related Transactions

Related Party Transactions

During the years ended December 31, 2022 and 2021 Omega, the principal stockholder of the Company, made additional capital contributions to the Company of $73,650 and $338,486.

On August 28, 2017, the Company entered into two loan agreements with companies owned by Timothy R. Fussell, our then President, Chairman of the Board and a director of the Company.  The first agreement, with Partners South Holdings LLC (“PSHL”), provides for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the limited liability company membership interests of PSHL.  The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the first day of each calendar. As of December 31, 2022 and 2021, no amounts had been advanced under this line of credit. Origination fees of $180,000 due to the Company have been added to the outstanding balance due on the line of credit. At December 31, 2021, the Company established a full reserve against the outstanding balance, and at December 31, 2022 and 2021, the loan receivable balance was $0.

The second agreement, with Partners South Properties Corporation (“PSPC”), provides for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the capital stock of PSPC. The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the line of credit is 3.5% to be paid quarterly on the first day of each calendar quarter. At December 31, 2021, the Company established a full reserve against the outstanding balance and at December 31, 2022 and 2021, the loan receivable balance was $0.

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

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company by our independent registered public accounting firm, BFBorgers CPA PC, for audit-related services, including quarterly reviews, were $33,000 and $26,000 for the years ended December 31, 2022 and 2021. The firm did not provide us with any tax or other services during either of such years.

The total fees charged to the Company by our previous independent registered public accounting firm, Ciro E. Adams, CPA, LLC, for audit-related services, including quarterly reviews, were $5,500 and  $77,500  for the years ended December 31, 2022 and 2021. The firm did not provide us with any tax or other services during either of such years.

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

ALPHA INVESTMENT INC.

By	/s/ TODD C. BUXTON	June 20, 2023
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	June 20, 2023
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

