Form 10-Q
period 2023-03-31
Alpha Investment Inc.
filed 2023-08-07
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at July 15, 2023
Common Stock, par value $0.0001	11,224,401 shares

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “the “Company,” “we,” “our,” “us,” and similar terms refers to Alpha Investment, Inc.

ITEM 1. FINANCIAL STATEMENTS

Alpha Investment Inc

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

Other Assets:
Loans receivable - related party, net of discounts	—	—
Loans receivable, net of discounts	—	—
Interest receivable	—	—
Total Other Assets	—	—

Property and Equipment, net:
Furniture and Equipment, net	—	—
	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$651,866	$602,416
Accrued management fees - related party	487,500	450,000
Distribution payable	490,000	460,000
Notes payable - short-term	42,954	39,279
Notes payable - related party	238,309	231,747
Judgments and settlements payable	2,662,147	2,518,000
Total Current Liabilities	4,572,776	4,301,442
Total Liabilities	4,572,776	4,301,442

Temporary Equity:
Series 2018 Convertible Preferred Stock ($0.0001 par value), net of discounts of $110,559 and $116,481, respectively, 100,000 shares authorized; 36,667 shares issued and outstanding (liquidation value: $500,000) (See Note 8)	440,020	434,098
	440,020	434,098
Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	17,505	17,505
Series AA Convertible Preferred stock ($0.0001 par value), 100,000 shares authorized, 100,000 and 100,000 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 9,724,401 and 9,724,401 shares issued and outstanding as of March 31, 2023 and December 31, 2021, respectively	973	973
Additional paid-in capital	6,021,150	6,012,900
Accumulated deficit	(10,653,922)	(10,398,416)
Total Equity	(4,614,284)	(4,367,028)
Non-controlling interest in variable interest entities	(398,512)	(368,512)
Total Stockholders' Equity	(5,012,796)	(4,735,540)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Income:
Net investment income - related parties	$—	$—
Net investment income	—	—
Total Income	—	—

General and Administrative Expenses:
Management fee - related party	37,500	37,500
Administrative expenses	25,023	61,867
Professional fees	32,677	20,432
Total General and Administrative Expenses	95,200	119,799
Loss from Operations	(95,200)	(119,799)

Other Expense:
Judgment payable	(144,147)	—
Interest expense, net	(10,238)	(6,562)
Total Other Expense	(154,385)	(6,562)

Net Loss	$(249,584)	$(126,361)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,922)	(5,922)
Net Loss Attributable to Common Stockholders	$(255,506)	$(132,283)

Basic and Diluted Loss Per Share	$(0.03)	$(0.01)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	9,724,401	9,724,401

See notes to unaudited condensed consolidated financial statements.

Alpha Investment Inc

Statement of Changes in Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2021	9,724,401	$973	1,167	$17,505	100,000	$10	$5,939,250	$(248,512)	$(7,274,955)	$(1,565,729)
Stock exchange		—	—	—	—	—	—	—	—	—
Stockholder contribution	—	—	—	—	—	—	32,600	—	—	32,600
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—			—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(126,361)	(126,361)
Balance, March 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$5,971,850	$(278,512)	$(7,407,238)	$(1,695,412)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(368,512)	$(10,398,416)	$(4,735,540)
Stockholder contribution	—	—	—	—	—	—	8,250	—	—	8,250
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(249,584)	(249,584)
Balance, March 31, 2023	9,724,401	$973	1,167	$17,505	100,000	$10	$6,021,150	$(398,512)	$(10,653,922)	$(5,012,796)

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(249,584)	(126,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	—	79
Accretion of origination fee income	—	—
Amortization of deferred loan costs	—	—
Changes in operating assets and liabilities:
Increase in interest receivable	—	—
Increase in accrued management fees - related party	37,500	37,500
Decrease in accounts payable and accrued expenses	49,450	49,033
Increase in notes payable - short term	3,675
Increase in notes payable - related party	6,562	6,561
Increase in judgments & settlements payable	144,147	—
Net cash used in operating activities	(8,250)	(33,188)

Cash Flows from Investing Activities:
Net cash from investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from stockholder contribution	8,250	32,600
Net cash provided by (used in) financing activities	8,250	32,600

Net increase (decrease) in cash	—	(588)
Cash and restricted cash at beginning of quarter	—	588
Cash and restricted cash at end of year	—	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distribution due to non-controlling interest	$30,000	$30,000
Amortization of discount on redeemable preferred stock	$5,922	$5,922

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

On March 11, 2019, the Company, through Alpha Mortgage Notes I, LLC (the “SPV”) entered into an operating agreement with Alameda Partners LLC, a Utah limited liability company (“Alameda Partners”). Alameda Partners acquired a ten percent (10%) equity interest in the SPV in exchange for a payment of $1,000,000 to the Company and is the managing member of the SPV. The capital is intended for use in implementing the Company’s strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company The principals of Alameda Partners have significant long-term of experience in the commercial real estate industry as property developers, owners, and managers and currently hold over $50 million in commercial real estate assets. Pursuant to the operating agreement for the SPV, Alameda Partners is entitled to monthly distributions in cash or stock equal to $10,000.  As of March 31, 2023, the SPV has not completed any transactions.

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

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $10,653,922 as of March 31, 2023. During the three months ended March 31, 2023, the Company used $8,250 of cash in operations and incurred a net loss of $249,584. The Company requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the

Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of March 31, 2023, the Company had no cash equivalents.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management has established an allowance of $1,633,380 as of March 31, 2023 and December 31, 2022.

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

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The Company had no income for the three months ended March 31, 2023 and 2022.

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

Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest. Interest income on past due receivables and finance receivables, if received, is recorded using the cash basis method of accounting. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. At December 31, 2021, the Company evaluated the collectability of its loans and lines of credit receivable, in light of economic conditions during the Covid-19 pandemic, established an allowance account to bring these to $0. Accordingly, there is no imputed interest receivable for the three months ended March 31, 2023 or 2022.

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega.  Through March 31, 2022, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of March 31, 2023, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of March 31, 2023, Paris Med has total assets of $0 because the Company established a full reserve for this loan until such time as the loan is repaid. See Note 4.  For the three months ended March 31, 2023, Paris Med had no activity.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 36,667 shares underlying convertible preferred stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2023 and 2022, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. Management has established an allowance of $1,633,380 as of March 31, 2023 and December 31, 2022.

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

NOTE 4 – LOANS RECEIVABLE, NET

Loans Receivable - Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. On January 28, 2020, this loan was amended to reduce the loan amount to $657,500. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2021, $477,500 had been advanced on the loan, origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date, and the Company also incurred loan issuance costs of $420,000, which were recorded as deferred issuance costs to be amortized as a reduction of interest income through the maturity date. During the three months ended March 31, 2023 and 2022, the Company recognized $0 and $20,667, of the deferred issuance costs, which are carried at $0 and $0 as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company has established a full reserve against this loan until such time as the loan is repaid.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. On November 2, 2019, this loan was amended to reduce the loan amount to $250,000. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of March 31, 2023 and December 31, 2022, receivable balance is $250,000 and is fully reserved against until such time as the loan is repaid.

Loans Receivable

Paris Med

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. As of December 31, 2019, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the three months ended March 31, 2023 and 2022, the Company amortized $0 and $2,290, respectively, of the discount. As of March 31, 2023 and December 31, 2022, the receivable balance is $0. The Company has established a full reserve against this loan until such as the loan may be repaid.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of March 31, 2023 and December 31, 2022, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of March 31, 2023 and December 31, 2022, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

The Company established a full reserve against this loan until such time as the loan is repaid.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan. For the three months ended March 31, 2023, the Company accrued $30,000 of distributions. As of March 31, 2023, $460,000 of minimum distributions are owed to the 10% partner.

Litigation

We are currently involved in the following legal proceedings:

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

Supplemental complaint for financial relief in regards to collections, In the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida, case #2021-20869-CA01, seeking $144,147 plus 6% interest from 2013. The Company is currently in negotiations with plaintiff.

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

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the three months ended March 31, 2023 and 2022, the company accrued management fees of $37,500. Total management fees of $487,500 and $450,000 remain unpaid as of March 31, 2023 and December 31, 2022.

Note Payable

On October 14, 2020, the Company issue a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020. The note is in default and due on demand. As of March 31, 2023 and December 31, 2022, the Company recorded $238,309 and $231,747 in Notes payable - related party

Note Payable – short term

On June 29, 2022, the Company issued a promissory note in the amount of $35,000 to an unrelated party. The note bears interest at an annual rate of 24% and matured on December 29, 2022. This note is currently in default, incurring interest at the default rate of 3.5% monthly on the unpaid balance. As of March 31, 2023 and December 31, 2022, the Company recorded $42,954 and $39,279 in Notes payable – short term. As of March 31, 2023 and 2022, the Company recorded $3,625 and $0 in interest expense.

NOTE 7 – STOCKHOLDERS’ EQUITY

Temporary Equity

On November 27, 2017, 16,667 shares of Series 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. On January 15, 2018, the Company issued 20,000 shares of Series 2018 to Partners South Holding LLC for services provided at $15 per share, no warrants attached. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date.  The balance of the preferred stock reflected in temporary equity as of March 31, 2023 and December 31, 2022, was $440,020 and $434,098, net of unamortized discounts of $110,559 and $116,481, respectively.

Common Stock

In order to provide the Company with an improved capital structure effective June 30, 2021, the Company implemented a capital restructuring pursuant to which:

Omega, our principal stockholder exchanged 28,600,999 shares of our common stock it held for 100,000 shares of newly designated Series AA Preferred Stock; and· Holders of an additional 1,965,000 shares of our common stock contributed such shares to the capital of the Company.

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

Capital Contributions

During the three months ended March 31, 2023 and 2022, Omega Commercial Finance Corp made cash contributions to the Company of $8,250 and $32,600.

Common Stock Warrants

There are no outstanding warrants as of March 31, 2023 and December 31, 2022.

NOTE 9 – SUBSEQUENT EVENTS

Stock purchase

On May 10, 2023, Omega Worldwide LLC purchased 1,500,000 restricted shares of common stock for $1,500 or $0.001/share.

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

Results of Operations

General

We have recognized no income from related parties for the three months ended March 31, 2023, compared to no revenue for the same period in 2022.  As of March 31, 2023, the Company had an accumulated deficit of approximately $10.7 million.

The following table provides selected consolidated balance sheet data as of March 31, 2023.

Balance Sheet Data:	3/31/2022
Cash	$0
Loan receivable and accrued interest receivable, net of discounts	0
Total assets	0
Current liabilities	4,572,776
Total liabilities	4,572,776
Temporary equity	440,020
Shareholders' equity	(5,012,796)

Three Months Ended March 31, 2023 as compared to three months ended March 31, 2022

For the three months ended March 31, 2023, we generated $0 in income, compared to $0 in 2022. We incurred $95,200 in operating expenses during the 2023 period, compared to $119,799 in 2022.

Liquidity and Capital Resources

During the three months ended March 31, 2023, Omega, the principal stockholder of the Company, made an additional capital contribution to the Company of $8,250. During the three months ended March 31, 2021, Omega made cash contributions of $32,600.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our Chief Executive Officer (our principal executive and financial officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of Exchange Act. We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K. This includes ensuring that information required to be disclosed was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are currently involved in the following legal proceedings:

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

Supplemental complaint for financial relief in regards to collections, In the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida, case #2021-20869-CA01, seeking $144,147 plus 6% interest from 2013. The Company is currently in negotiations with plaintiff,

We are not aware of any other pending or threatened material legal or administrative proceedings arising in the ordinary course of business. We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 10, 2023, Omega Worldwide LLC purchased 1,500,000 restricted shares of common stock for $1,500 or $.001/share, the proceeds from which were used for operating expenses of the corporation.

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

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	August 7, 2023
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

