Form 10-Q
period 2023-09-30
Alpha Investment Inc.
filed 2023-11-20
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 10, 2023
Common Stock, par value $0.0001	11,224,401 shares

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

ITEM 1. FINANCIAL STATEMENTS

Alpha Investment Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$400	$—
Total Current Assets	400	—

Other Assets:
Loans receivable - related party, net of discounts	—	—
Loans receivable, net of discounts	—	—
Interest receivable	—	—
Total Other Assets	—	—

Property and Equipment, net:
Furniture and Equipment, net	—	—
	—	—
TOTAL ASSETS	$400	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$698,718	$602,416
Accrued management fees - related party	562,500	450,000
Distribution payable	550,000	460,000
Notes payable - short-term	50,304	39,279
Notes payable - related party	255,592	231,747
Judgments payable	2,662,147	2,518,000
Total Current Liabilities	4,779,261	4,301,442

Payroll Protection Plan Loan	—	—
Total Liabilities	4,779,261	4,301,442

Temporary Equity:
Series 2018 Convertible Preferred Stock ($0.0001 par value), net of discounts of $134,247 and $140,169, respectively, 100,000 shares authorized; 36,667 shares issued and outstanding (liquidation value: $500,000) (See Note 7)	451,864	434,098
	451,864	434,098
Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	17,505	17,505
Series AA Convertible Preferred stock ($0.0001 par value), 100,000 shares authorized, 100,000 and -0- issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	10
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 1,224,401 and 9,724,401 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,123	973
Additional paid-in capital	6,039,790	6,012,900
Accumulated deficit	(10,830,641)	(10,398,416)
Total Equity	(4,320,349)	(4,367,028)
Non-controlling interest in variable interest entities	(458,512)	(368,512)
Total Stockholders' Equity	(5,230,725)	(4,735,540)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$400	$—

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income:
Net investment income - related parties	$—	$—	$—	$—
Net investment income	—	—	—	—
Total Income	—	—	—	—

General and Administrative Expenses:
Management fee - related party	37,500	37,500	112,500	112,500
Administrative expenses	25,065	63,556	75,123	186,222
Professional fees	6,800	15,660	51,977	119,092
Total General and Administrative Expenses	69,365	116,716	239,600	417,814
Loss from Operations	(69,365)	(116,716)	(239,600)	(417,814)

Other Expense:
Other income/expense	—	—)	(144,147)	(2,518,000)
Interest expense, net	(10,237)	(8,662)	(30,713)	(21,787)
Total Other Expense	(10,237)	(8,662)	(174,860)	(2,539,787)

Net Loss	$(79,602)	$(125,378)	$(414,460)	$(2,957,601)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,922)	(5,922)	(17,766)	(17,766)

Net Income Attributable to Non-controlling Interests	—	—	—	—

Net Loss Attributable to Common Stockholders	$(85,524)	$(131,300)	$(432,226)	$(2,975,367)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.04)	$(0.31)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	11,724,401	9,724,401	10,510,115	9,724,401

See notes to unaudited condensed consolidated financial statements.

Alpha Investment Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Three and Nine Months Ended September 30, 2023 and 2022

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2021	9,724,401	$973	1,167	$17,505	100,000	$10	$5,939,250	$(248,512)	$(7,274,955)	$(1,565,729)
Stock exchange		—	—	—	—	—	—	—	—	—
Stockholder contribution	—	—	—	—	—	—	32,600	—	—	32,600
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—			—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(126,361)	(126,361)
Balance, March 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$5,971,850	$(278,512)	$(7,407,238)	$(1,695,412)

Stock exchange	—	—	—	—	—	—	—	—	—	—
Stockholder contribution	—	—	—	—	—	—	41,050	—	—	41,050
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—			—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(2,705,862)	(2,705,862)
Balance, June 30, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(308,512)	$(10,119,022)	$(4,396,146)

Stock exchange	—	—	—	—	—	—	—	—	—	—
Stockholder contribution	—	—	—	—	—	—	—	—	—	—
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—			—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(125,378)	(125,378)
Balance, September 30, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(338,512)	$(10,250,322)	$(4,557,446)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(368,512)	$(10,398,416)	$(4,735,540)
Stockholder contribution	—	—	—	—	—	—	8,250	—	—	8,250
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(249,584)	(249,584)
Balance, March 31, 2023	9,724,401	$973	1,167	$17,505	100,000	$10	$6,021,150	$(398,512)	$(10,653,922)	$(5,012,796)

Sale of common stock	1,500,000	150	—	—	—	—	1,350	—	—	1,500
Stockholder contribution	—	—	—	—	—	—	8,250	—	—	8,250
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(85,273)	(85,273)
Balance, June 30, 2023	11,224,401	$1,123	1,167	$17,505	100,000	$10	$6,030,750	$(428,512)	$(10,745,117)	$(5,124,241)

Sale of common stock	—		—	—	—	—	—	—	—	—
Stockholder contribution	—	—	—	—	—	—	9,040	—	—	9,040
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(79,602)	(79,602)
Balance, September 30, 2023	11,224,401	$1,123	1,167	$17,505	100,000	$10	$6,039,790	$(458,512)	$(10,830,641)	$(5,230,725)

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(414,460)	$(2,957,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	—	237
Accretion of origination fee income	—	—
Amortization of deferred loan costs	—	—
Payroll protection loan forgiveness	—	—
Changes in operating assets and liabilities:
Increase in judgments payable	144,147	1,518,000
Increase in settlements payable	—	1,000,000
Increase in interest receivable	—	—
Increase in accrued management fees - related party	112,500	112,500
Decrease in accounts payable and accrued expenses	96,302	195,965
Increase in interest payable	11,025	2,100
Increase in notes payable - related party	23,845	19,688
Net cash used in operating activities	(26,641)	(109,111)

Cash Flows from Investing Activities:
Net cash from investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from short term loan		35,000
Proceeds from sale of stock	1,500
Proceeds from stockholder contribution	25,540	73,650
Net cash provided by (used in) financing activities	27,040	108,650

Net increase (decrease) in cash	400	(461)

Cash and restricted cash at beginning of year	—	588

Cash and restricted cash at end of year	$400	$127

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distribution due to non-controlling interest	$90,000	$90,000
Amortization of discount on redeemable preferred stock	$17,766	$17,766

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

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $10,830,641 as of September 30, 2023. During the nine months ended September 30, 2023, the Company used $26,641 of cash in operations and incurred a net loss of $414,460. The Company requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of September 30, 2023, the Company has $400 in cash and no cash equivalents.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management has established an allowance of $1,633,380 as of September 30, 2023 and December 31, 2022.

Property and Equipment

Property and equipment are stated at cost. Equipment and fixtures will be depreciated using the straight-line method over the estimated asset lives, 5 years. As at September 30, 2023 and December 31, 2022, the Company recorded $0 in property and equipment, and recorded $0  and $237 in depreciation expense at September 30, 2023 and 2022, respectively.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2023, tax years since 2014 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The Company has no income for the nine months ended September 30, 2023 and 2022.

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

Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest. Interest income on past due receivables and finance receivables, if received, is recorded using the cash basis method of accounting. Additionally, the Company generally does not resume recognition of interest income once it has been suspended. At December 31, 2022, the Company evaluated the collectability of its loans and lines of credit receivable, in light of economic conditions during the Covid-19 pandemic, established an allowance account to bring these to $0. Accordingly, there is no imputed interest receivable for the nine months ended September 30, 2023.

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega.  Through December 31, 2021, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of June 30, 2023, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of December 31, 2022, Paris Med has total assets of $0  because  the Company established a full reserve against this VIE until such time as the loan is repaid.  See Note 4.  For the nine months ended September 30, 2023, Paris Med had no activity. At December 31 2022 and September 30, 2023, the Company established a full reserve against this VIE until such time as the loan is repaid.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 36,667 shares underlying convertible preferred stock were excluded from the computation of diluted loss per share for the nine months ended September 30, 2023 and 2022, because their impact was anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. Management has established an allowance of $1,633,380 as of September 30, 2023 and December 31, 2022.

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

NOTE 4 – LOANS RECEIVABLE, NET

Loans Receivable - Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017 the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. On January 28, 2020, this loan was amended to reduce the loan amount to $657,500. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the Loan plus accrued interest thereon is due and payable. The fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2021, $477,500 had been advanced on the loan, origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date, and the Company also incurred loan issuance costs of $420,000, which were recorded as deferred issuance costs to be amortized as a reduction of interest income through the maturity date. During the six months ended June 30, 2022 and 2021, the Company recognized $0 and $20,667, of the deferred issuance costs, which are carried at $0 as of June 30, 2022 and December 31, 2021. As of September 30, 2023 and December 31, 2022, the Company has established a full reserve against this loan until such time as the loan is repaid; the gross loan receivable balance is $0.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. On November 2, 2019, this loan was amended to reduce the loan amount to $250,000. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2021, receivable balance is $250,000. The Company has established a full reserve against the $250,000 receivable balance until such time as the loan is repaid. As of September 30, 2023 and December 31, 2022, the receivable balance is $0.

Loans Receivable

Paris Med

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. As of December 31, 2020, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of September 30, 2023, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of September 30, 2023, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

In December 2022, the Company established a full reserve against this loan until such time as the loan is repaid. As of September 30, 2023 and December 31, 2022, the receivable balance is $0.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan. For the nine months ended September 30, 2023, the Company accrued $90,000 of distributions. As of September 30, 2023 $550,000 of minimum distributions are owed to the 10% partner.

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

NOTE 6 – NOTE PAYABLE SHORT-TERM

On June 29, 2022, the Company issued a promissory note in the amount of $35,000 to an unrelated party. The note bears interest at an annual rate of 24% and matured on December 29, 2022. This note is currently in default, incurring interest at the default rate of 3.5% monthly on the unpaid balance. As of September 30, 2023 and December 31, 2022, the Company recorded $50,304 and $39,279 in Notes payable – short term. As of September 30, 2023 and 2022, the Company recorded $11,025 and $4,279 in interest expense.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 4.

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the nine months ended September 30, 2023 and 2022, the company accrued management fees of $112,500. Total management fees of $562,500 and $450,000 remain unpaid as of September 30, 2023 and December 31, 2022.

Note Payable – related party

On October 14, 2020, the Company issue a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020. The note is in default and due on demand. As of September 30, 2023 and December 31, 2022, the Company recorded $255,592 and $231,747 in Notes payable - related party

NOTE 8 – STOCKHOLDERS’ EQUITY

Temporary Equity

On November 27, 2017, 16,667 shares of Series 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. On January 15, 2018, the Company issued 20,000 shares of Series 2018 to Partners South Holding LLC for services provided at $15 per share, no warrants attached. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date.  The balance of the preferred stock reflected in temporary equity as of September 30, 2023 and December 31, 2022, was $451,864 and $434,098, net of unamortized discounts of $98,715 and $116,481, respectively.

Preferred Stock

Series A Convertible Preferred Stock.

In November 2017, the Company’s board of directors designated 100,000 authorized shares of Series A Convertible Preferred Stock (“Series A”). Each share of Series A has a par value of $15.00 and has no voting or dividend rights. Upon liquidation, dissolution or wining up, the holders of Series A shares are entitled to be paid out of the assets of the Company, if any, ratably with the common stock holders. Each share of Series A is convertible within one year of issuance into two shares of common stock of the Company. At any time after 180 days of issuance, the Company has the right, but not the obligation, to redeem all, but not less than all, of the outstanding Series A shares by paying cash, common stock, or a combination of both an amount equal to the par value of the Series A shares. On the one-year anniversary of issuance, the Company has an option to redeem the Series A shares for an amount equal to the par value of the Series A shares. There are 1,167 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2023 and December 31, 2022.

Series AA Convertible Preferred Issuance

In February, 2021, Alpha issued 100,000 Series AA Convertible Preferred Shares to Omega Commercial Finance Corporation which represents 100% of the issued and outstanding Series AA Convertible Preferred Shares. Each share of Series AA Preferred Stock shall entitle the holder thereof to four hundred fifty (450) votes on all matters submitted to a vote of the stockholders of the Company. Each share of Series AA Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, into ten (10) fully paid and non-assessable shares of Common Stock (the “Conversion Amount”). There are 100,000 shares of Series AA Convertible Preferred Stock outstanding as of September 30, 2023 and December 31, 2022.

Capital Contributions

During the nine months ended September 30, 2023, Omega Commercial Finance Corp made a cash contribution to the Company of $25,540. This was classified as capital contribution and recorded in additional paid-in capital.

Common Stock

On May 10, 2023, Omega Worldwide, an unaffiliated company, purchased 1,500,000 shares of common stock, par value $0.0001, for $1,500 cash or $0.001/share.

Common Stock Warrants

As of September 30, 2023, there are no outstanding warrants.

On September 9, 2022, warrants outstanding to acquire 350,000 shares expired.

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

Results of Operations

General

We have recognized no income for the three months ended September 30, 2023, compared to no income for the same period in 2022,  As of September 30, 2023, the Company had an accumulated deficit of approximately $10.9 million.

The following table provides selected consolidated balance sheet data as of September 30, 2023.

Balance Sheet Data:	9/30/2023
Cash	$400
Loan receivable and accrued interest receivable, net of discounts	0
Total assets	400
Current liabilities	4,779,261
Total liabilities	4,779,261
Temporary equity	451,864
Shareholders' equity	(4,778,861)

Three Months Ended September 30, 2023 as compared to Three Months Ended September 30, 2022

For the three months ended September 30, 2023, we generated no net investment income, compared to none in 2022.  We incurred $69,365 in operating expenses during the 2023 period, compared to $116,716 in 2022.

Nine Months Ended September 30, 2023 as compared to Nine Months Ended September 30, 2022

For the nine months ended September 30, 2023, we generated no net investment income, compared to none in 2022. We incurred $239,600 in operating expenses during the 2023 period, compared to $417,814 in 2022.

Liquidity and Capital Resources

During the nine months ended September 30, 2023, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of $25,540 , compared to $73,650 in 2022. In addition, on May 10, 2023, , the Company received $1,500 from the sale of 1,500,000 shares of common stock, or $0.001/share, from an unrelated company. During the nine months ended September 30, 2022, the Company received .a short-term loan of $35,000 from an unrelated party, bearing interest of 24%, interest and principal of $39,200 due and payable on December 29, 2022, extendable for three months with payment of $2,100 in accrued interest. This loan is currently in default.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our Chief Executive Officer (our principal executive and financial officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as is defined in Rule 13a-15(e) of Exchange Act. We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K. This includes ensuring that information required to be disclosed was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer (our principal executive and financial officer) conducted an evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2023. In making this evaluation, the Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently not aware of any additional pending or threatened material legal or administrative proceedings arising in the ordinary course of business.  We may from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

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

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	November 20, 2023
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

