Form 10-Q/A
period 2023-06-30
Alpha Investment Inc.
filed 2023-12-08
CIK 1616736

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

Alpha Investment Inc.

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Three and Six Months Ended June 30, 2023 and 2022

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2021	9,724,401	$973	1,167	$17,505	100,000	$10	$5,939,250	$(248,512)	$(7,274,955)	$(1,565,729)
Stock exchange		—	—	—	—	—	—	—	—	—
Stockholder contribution	—	—	—	—	—	—	32,600	—	—	32,600
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—			—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(126,361)	(126,361)
Balance, March 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$5,971,850	$(278,512)	$(7,407,238)	$(1,695,412)

Stock exchange	—	—	—	—	—	—	—	—	—	—
Stockholder contribution	—	—	—	—	—	—	41,050	—	—	41,050
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—			—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(2,705,862)	(2,705,862)
Balance, June 30, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(308,512)	$(10,119,022)	$(4,396,146)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(368,512)	$(10,398,416)	$(4,735,540)
Stockholder contribution	—	—	—	—	—	—	8,250	—	—	8,250
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(249,584)	(249,584)
Balance, March 31, 2023	9,724,401	$973	1,167	$17,505	100,000	$10	$6,021,150	$(398,512)	$(10,653,922)	$(5,012,796)

Sale of common stock	1,500,000	150	—	—	—	—	1,350	—	—	1,500
Stockholder contribution	—	—	—	—	—	—	8,250	—	—	8,250
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(85,272)	(85,272)
Balance, June 30, 2023	11,224,401	$1,123	1,167	$17,505	100,000	$10	$6,030,750	$(428,512)	$(10,745,116)	$(5,124,240)

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

Note Payable – related party

On October 14, 2020, the Company issue a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020. The note is in default and due on demand. As of June 30, 2023 and December 31, 2022, the Company recorded $244,871 and $231,747 in Notes payable - related party.

On May 10, 2023, Omega Worldwide, a related company, purchased 1,500,000 shares of common stock, par value $0.0001, for $1,500 cash or $0.001/share. (see Note 8)

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Common Stock

On May 10, 2023, Omega Worldwide, a related company, purchased 1,500,000 shares of common stock, par value $0.0001, for $1,500 cash or $0.001/share. (See Note 7)

Common Stock Warrants

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

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	December 8, 2023
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

