Form 10-Q/A
period 2023-09-30
Alpha Investment Inc.
filed 2023-12-11
CIK 1616736

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

Note Payable – related party

On October 14, 2020, the Company issue a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020. The note is in default and due on demand. As of September 30, 2023 and December 31, 2022, the Company recorded $255,592 and $231,747 in Notes payable - related party

Common Stock

On May 10, 2023, Omega Worldwide, a related party, purchased 1,500,000 shares of common stock, par value $0.0001, for $1,500 cash or $0.001/share. (see Note 8)

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Common Stock

On May 10, 2023, Omega Worldwide, a related party, purchased 1,500,000 shares of common stock, par value $0.0001, for $1,500 cash or $0.001/share. (See Note 7)

Common Stock Warrants

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

