Form 10-K
period 2023-12-31
Alpha Investment Inc.
filed 2024-04-16
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

As of June 30, 2023, the end of the registrant’s most recently completed 2nd quarter, no market value has been computed because no active trading market had been established.

As of March 31, 2024, the registrant had 11,224,401 shares of common stock outstanding.

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

Potential Effects of the post COVID-19 Pandemic on our Business

Commercial mortgage lending may be subject to volatility during and after the COVID-19 pandemic and may be adversely affected by a number of factors, including, but not limited to, national, regional and local economic conditions; local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters and other acts of God. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, which could also cause us to suffer losses. Market volatility has been particularly heightened due to the COVID-19 global pandemic. COVID-19 has disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity. At the present time, we are unable to estimate the potential adverse effect which the pandemic may have on our business, operations and financial condition.

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

The Commercial Real Estate Market Forecast

The beleaguered commercial real estate (CRE) industry has been facing headwinds since the onset of the COVID-19 pandemic, and many of the persistent challenges being endured by this important part of the U.S. economy will continue throughout 2024. There are bright spots in the CRE outlook – mostly in the strong demand for multi-family (apartments), the digital economy (cell towers and server farms) and industrial (warehouse) property – but a comprehensive re-assessment and revitalization of the CRE industry is needed.

Cost and Availability of Capital

The U.S. is in a period of rising interest rates that began almost two years ago when the Federal Reserve began raising rates to combat inflation.

The primary effect of rate hikes is obvious. The cost of borrowing has increased dramatically and will likely remain high indefinitely. Higher mortgage rates aren't good for any borrower but can be devastating for CRE investors who borrow heavily and generally need to refinance every three, five or seven years.

The problem is being exacerbated by banks tightening their lending standards or refusing to make CRE loans at all. Federally regulated banks hold virtually all of their reserves in U.S. government bonds. When rates go up the value of bonds goes down. By necessity, banks are being very conservative in making loans. Not only do CRE loans cost more today, but they are harder to find.

Potential Recession

The causes of the post-pandemic inflation we've been experiencing are disputed by economists, but the phenomenon is real. The Federal Reserve responded to inflation with rate hikes. The goal of raising rates is to combat rising prices by slowing the economy. Unfortunately, rate hikes, particularly the rapid and dramatic ones we've seen, can push an economy into recession. In other words, the CRE industry is facing the significant possibility of an economic slowdown in the coming year. A significant downturn would mean commercial landlords will struggle to fill vacancies and find it difficult, if not impossible, to raise rents.

Persistent Inflation

A prolonged period of low inflation and relative price stability ended abruptly three years ago. After an initial and alarming spike, the inflation rate has since moderated, but it's still too high and overall price levels have been slow in receding. Commercial property investors are certainly not immune to the effects of inflation. The cost of operating and maintaining a building and providing amenities to tenants is dramatically higher than it was 36 months ago. When we consider large increases in labor costs, the problem becomes especially pronounced. This is particularly true for construction and development firms that depend greatly on specialty labor. Inflation also causes anxiety in individual consumers who are the end-users of CRE. In inflationary times, the commercial property owners suffer as people cut spending which, in turn, causes businesses to delay or cancel expansion plans that otherwise would have included renting real estate.

A Closer Look at CRE Classes

Office

The work-from-home trend that gained traction during the pandemic severely disrupted the office sector. In fact, "disrupted" may be an understatement. Despite several million new jobs being added to the U.S. economy during the pandemic recovery, offices have lost several hundred million square feet of occupied space. Property values have decreased correspondingly. Corporate managers, who fear that work-from-home will erode corporate culture and discourage employee coordination, are doing what they can to bring employees back into office buildings. But, in America at least, their efforts are falling on deaf ears. Office space utilization in the U.S. is only around 50% of pre-pandemic levels.

The outlook:

Expect U.S. office space to continue to be underutilized unless and until that dynamic changes. A job-killing recession, for instance, would tip the balance toward employers and allow them to force office attendance.

Retail

Retail performance is a function of consumer sentiment, which was weak in the first half of the year but began to recover in the second half. That recovery can be attributed to a corresponding easing of the inflation rate (mentioned above) and moderation in energy prices. As evidenced by bankruptcy filings, weaker retailers are falling by the wayside, but healthier, higher-quality stores are doing a great job picking up the slack. Store openings have outpaced store closings so far in 2023.

The outlook:

In general, better retailers in better locations offering good service and decent quality will continue to absorb and displace weaker competitors. The demand for retail rental space should be maintained in 2024, but by consolidation rather than overall growth. A recession or a resurgence of inflation would depress consumers and the retail sector.

Multi-family

Rising mortgage rates have, unfortunately, placed homeownership out of reach for many in the middle class. This is in addition to a low-income housing shortage that's been plaguing the housing market for decades. The result is high and fast-growing demand for multi-family apartment properties and residential rentals. Multi-family is among the few CRE classes enjoying strong rent growth and increasing property values. Finding equilibrium in the housing markets will take some number of years. While that's not good news for homebuyers or renters, it is good news for owners of apartment buildings.

The outlook:

Interest rates are cyclical and will eventually come down. If that process starts in 2024, some renters will opt for homeownership, but it will be a slow process and shouldn't cause a dramatic change in the profitability of rental housing.

Industrial

After suffering major disruptions during COVID lockdowns, the trucking and warehousing sectors of the CRE industry have experienced a boom. Driven by strong consumer spending, competition in e-commerce and "nearshoring" – relocating operations closer to home – industrial real estate construction achieved record levels in 2023. Subsequently, industrial landlords are enjoying excellent rent growth and full occupancy.

The outlook:

The nearshoring or "onshoring" phenomenon is a long process that is in its early stages. The intense competition among retailers for faster home delivery, likewise, shows no signs of slowing down. This bodes well for industrial CRE. The 2024 outlook calls for more trucking terminals and more warehouses.

Consumer spending will ease if the economy slows, but unless we have a severe and prolonged recession, it won't be enough to dim the prospects of this sector.

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

Holders

As of December 31, 2023, we had 11,224.401 shares of common stock issued and outstanding, and 457 shareholders of record of our common stock.

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

Results of Operations

General

We have recognized net losses of $(536,666) and $(3,123,461) for the years ended December 31, 2023 and 2022.  As of December 31, 2023 and 2022, the Company had an accumulated deficit of $10,935,082 and $10,398,416.

The following table provides selected balance sheet data as of December 31, 2023 and 2022.

Consolidated Balance Sheet Data:	12/31/2023	12/31/2022
Cash	$14	$—
Loans Receivable – related parties, net of discounts and allowances	$—	$—
Loans Receivable, net of discounts and allowances	$—	$—
Total assets	$14	$—
Current liabilities	$4,901,894	$4,301,442
Total liabilities	$4,901,894	$4,301,442
Temporary equity	$457,786	$434,098
Stockholders’ equity	$(5,359,666)	$(4,735,540)

Year ended December 31, 2023 as compared to year ended December 31, 2022

For the year ended December 31, 2023, we generated no income, compared to no income in 2022. We incurred $327,881 in operating expenses during the 2023 period, compared to $551,245 in 2022, reflecting our decreased level of operations.. In 2023 the Company recognized $144,147 in judgments and settlements and $40,590 in interest expense. In 2022, the Company recognized $2,518,000 in judgments and settlements and $30,529 in net interest expense.

Liquidity and Capital Resources

During the year ended December 31, 2023, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of approximately $31,040 in expenses paid on behalf of the Company, and Omega International, a related party, purchased 1,500,000 of common stock for $1,500 or $.001/share.

During the year ended December 31, 2022, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of approximately $73,650 in expenses paid on behalf of the Company.

Related Party Transactions

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 4 to consolidated financial statements.

Management fee and other expenses

During the years ended December 31, 2023 and 2022, Omega Commercial Finance Corp was accrued $150,000 in management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega.

Stock purchase

During the year ended December 31, 2023, Omega International, a related party, purchased 1,500,000 shares of common stock for $1,500 or $.0001/share. There were no stock transactions during the year ended December 31, 2022.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Investment Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

April 15, 2024

Alpha Investment Inc

Condensed Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash	$14	$—
Total Current Assets	14	—

Other Assets:
Loans receivable - related party, net of discounts	—	—
Loans receivable, net of discounts	—	—
Interest receivable	—	—
Total Other Assets	—	—

Property and Equipment, net:
Furniture and Equipment, net	—	—
	—	—

TOTAL ASSETS	$14	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$747,771	$602,416
Accrued management fees - related party	600,000	450,000
Distribution payable	580,000	460,000
Notes payable - short-term	53,979	39,279
Notes payable - related party	257,996	231,747
Judgments payable	2,662,147	2,518,000
Total Current Liabilities	4,901,894	4,301,442

Payroll Protection Plan Loan	—	—
Total Liabilities	4,901,894	4,301,442

Temporary Equity:
Series 20 Series 2018 Convertible Preferred Stock ($0.0001 par value), net of discounts 18 Convertible Preferred Stock ($0.0001 par value), net of discounts of $92,793 and $116,481, respectively, 100,000 shares authorized; 36,667 shares issued and outstanding (liquidation value: $500,000) (See Note 8)	457,786	434,098
	457,786	434,098
Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of December 31, 2023 and 2022, respectively	17,505	17,505
Series AA Convertible Preferred stock ($0.0001 par value), 100,000 shares authorized, 100,000 issued and outstanding as of December 31, 2023 and 2022, respectively	10	10
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 11,224,401 and 9,724,401 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,123	973
Additional paid-in capital	6,045,290	6,012,900
Accumulated deficit	(10,935,082)	(10,398,416)
Total Equity	(4,871,154)	(4,367,028)
Non-controlling interest in variable interest entities	(488,512)	(368,512)
Total Stockholders' Equity	(5,359,666)	(4,735,540)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc

Condensed Consolidated Statements of Operations

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2023	2022

Income:
Net investment income - related parties	$—	$—
Net investment income	—	—
Total Income	—	—

General and Administrative Expenses:
Management fee - related party	150,000	150,000
Administrative expenses	100,509	246,683
Professional fees	77,372	154,562
Total General and Administrative Expenses	327,881	551,245
Loss from Operations	(327,881)	(551,245)

Other Expense:
Other income/expense	(144,147)	(2,518,000)
Interest expense, net	(40,950)	(30,528)
Total Other Expense	(185,097)	(2,548,528)

Net Loss	$(512,978)	$(3,099,773)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(23,688)	(23,688)

Net Income Attributable to Non-controlling Interests	—	—

Net Loss Attributable to Common Stockholders	$(536,666)	$(3,123,461)

Basic and Diluted Loss Per Share	$(0.05)	$(0.32)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	10,690,154	9,724,401

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Audited)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2021	9,724,401	$973	1,167	$17,505	100,000	$10	$5,939,250	$(248,512)	$(7,274,955)	$(1,565,729)
Stockholder contribution	—	—	—	—	—	—	73,650	—	—	73,650
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(120,000)	—	(120,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(23,688)	(23,688)
Net loss	—	—	—	—	—	—	—		(3,099,773)	(3,099,773)
Balance, December 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(368,512)	$(10,398,416)	$(4,735,540)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(368,512)	$(10,398,416)	$(4,735,540)

Sale of common stock	1,500,000	150	—	—	—	—	1,350	—	—	1,500
Stockholder contribution	—	—	—	—	—	—	31,040	—	—	31,040
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(120,000)	—	(120,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(23,688)	(23,688)
Net loss	—	—	—	—	—	—	—		(512,978)	(512,978)
Balance, December 31, 2023	$11,224,401	$1,123	$1,167	$17,505	100,000	$10	$6,045,290	$(488,512)	$(10,935,082)	$(5,359,666)

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc

Condensed Consolidated Statements of Cash Flows

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	$(512,978)	$(3,099,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	—	316
Changes in operating assets and liabilities:
Increase in judgments payable	144,147	1,518,000
Increase in settlements payable	—	1,000,000
Increase in interest receivable	—	—
Increase in accrued management fees - related party	150,000	150,000
Decrease in accounts payable and accrued expenses	145,355	291,690
Increase in interest payable	40,950	4,279
Increase in notes payable - related party	—	26,250
Net cash used in operating activities	(32,526)	(109,238)

Cash Flows from Investing Activities:
Net cash from investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from short term loan	—	35,000
Proceeds from sale of stock	1,500	—
Proceeds from stockholder contribution	31,040	73,650
Net cash provided by (used in) financing activities	32,540	108,650

Net increase (decrease) in cash	14	(588)

Cash and restricted cash at beginning of year	—	588

Cash and restricted cash at end of year	$14	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distribution due to non-controlling interest	$120,000	$120,000
Amortization of discount on redeemable preferred stock	$23,688	$23,688

The accompanying notes are an integral part of these consolidated financial statements.

Alpha Investment Inc.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

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

Alpha Mortgage Notes I

On March 11, 2019, the Company, through a newly formed LLC or Special Purpose Vehicle “SPV” called Alpha Mortgage Notes I, LLC executed an operating agreement with Alameda Partners LLC. Alameda Partners is a Utah Limited Liability Company which made a capital contribution of $1,000,000, which was paid to the Company, for 10% ownership of the SPV, and will be the managing member.  The capital shall be used to implement the strategy of acquiring commercial real estate performing notes and support other related growth initiatives and assets acquisitions for the Company of which is positioning for its listing on the NASDAQ. The Members of Alameda Partners LLC have decades of experiences in the commercial real estate industry as property developers, owners, and managers and currently holds over $50-million in commercial real estate assets. They have been appointed as the Managing Members of the SPV, while ALPC controls and holds 90% ownership.  In exchange for its 90% interest in the SPV, the Company is required to contribute 4,015,667 shares of common stock for the purchase of performing notes for the SPV. The special purpose vehicle was organized to acquire the membership interests, develop, own, hold, sell, lease, transfer, exchange, re-lend, manage and operate the underlying assets and conduct activities related thereto the ownership of commercial real estate mortgage notes and REO’s. The initial $1,000,000 was recorded as additional paid in capital on the accompanying consolidated balance sheet. Alameda Partners is entitled to monthly distributions in cash and stock equal to $10,000. For the years ended December 31, 2023 and 2022, the Company has recorded $580,000 and $460,000  of distributions as reductions to non-controlling interest, which has been accrued and included in Distributions Payable on the accompanying consolidated balance sheets as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, Alpha Mortgage Notes I, LLC has not completed any transactions.

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company used $32,526 and $109,238 in cash in operations, and incurred net losses of $512,978 and $3,099,773 during the years ended December 31, 2023 and 2022. The Company has an accumulated deficit of $10,935,082 and $10,398,416 as of December 31, 2023 and 2022, and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management has added $0 to its allowance accounts at December 31, 2023 and 2022.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s consolidated financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As December 31, 2023, tax years since 2018 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The Company had no income for the years ended December 31, 2023 and 2022.

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

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by the Company’s parent company.  Through December 31, 2021, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of December 31, 2023 and 2022, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of December 31, 2023 and 2022, Paris Med has total assets of $558,000, consisting solely of advances made pursuant to its third-party construction loan agreement, which is fully reserved, and no liabilities. 100% of the funding for the sole asset was provided by the Company and such amounts are eliminated in consolidation.  See Note 4.  For the year ended December 31, 2023 and 2022, Paris Me had no activity.  The Company will evaluate its investments in Paris Med each reporting period to determine if it is still the primary beneficiary, and if no longer considered the primary beneficiary, deconsolidate Paris Med in the period in which circumstances change or events occur causing a change in its assessment.  The Company has not attributed any of its net loss or equity to non-controlling interest because Paris Med’s sole asset is amounts owed to the Company, which is eliminated in consolidation, and there was no income earned or losses incurred to date by Paris Med.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Incentive Plan

The Company’s Incentive Plan provides for equity incentives to be granted to its employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying Shares as determined pursuant to the Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The Incentive Plan is administered by the board of directors, and initially 5,000,000 Shares were reserved for issuance pursuant to the exercise of awards under the Incentive Plan.  The number of shares so reserved automatically adjusts upward on January 1 of each year, so that the number of shares covered by the Incentive Plan is equal to 15% of our issued and outstanding common stock. No shares were issued under the plan during the years ended December 31, 2023 and 2022. After the restructuring in February 2021, and as of December 31, 2023, there were 3,625,000 shares issued and 331,867 available for issuance under the plan.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 36,667 shares underlying convertible preferred stock were excluded from the computation of diluted loss per share for the year ended December 31, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and loans receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. Management has added $0  to the allowance at December 31, 2023 and 2022.

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

NOTE 4 – LOANS RECEIVABLE, NET

Loans Receivable - Related Parties

Loan Agreement with Partners South Holdings LLC (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Holdings LLC (“Borrower”), which is owned by Timothy R. Fussell, former President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs. On January 28, 2020, this loan was amended to reduce the loan amount to $657,500. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2020, the amount of $477,500 had been advanced on the loan. The origination fees of $180,000 due to the Company have been added to the balance due on the loan and recorded as a discount against the loan to be amortized into income through the maturity date. During the years ended December 31, 2021, the Company recognized $36,000 of the origination fees, which are carried at $131,578 as of December 31, 2021. The Company also incurred loan issuance costs of $420,000, which were recorded as deferred issuance costs to be amortized as a reduction of interest income through the maturity date. During the years ended December 31, 2021, the Company recognized $47,068 of the deferred issuance costs, which are carried at $56,073 as of December 31, 2021. As of December 31, 2023 and 2022, the gross loan receivable balance is $0. The Company has established a full reserve against this loan until such time as the loan may be repaid.

Loan Agreement with Partners South Properties Corporation (Revolving Line of Credit)

On August 28, 2017, the Company entered into a loan agreement with Partners South Properties Corporation (“Borrower”), which is owned by Timothy R. Fussell, President, Chairman of the Board and a director of the Company, for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs. On November 2, 2019, this loan was amended to reduce the loan amount to $250,000. The loan is secured in full by a first position lien on any and all Real Property in which the Borrower has any interest in for such purposes. The maturity date of the loan is August 31, 2022 at which time the entire principal balance of the loan plus accrued interest thereon is due and payable. The annual fixed interest rate on the loan is 3.5% and all interest receivables are due at maturity. As of December 31, 2023 and 2022 and 2021, the gross loan receivable balance is $0. The Company has established a full reserve against this until loan until such time as the loan may be repaid.

The following is a summary of loans receivable - related parties as of December 31, 2022 and 2021:

	2023	2022
Principal Amount Outstanding	$907,500	$907,500
Unamortized Issuance Costs	56,073	56,073
Unaccreted origination fees	(23,424)	23,424)
Allowance	(940,149)	(940,149)
Net Carrying Value	$—	$—

Loans Receivable

Paris Med

On May 2, 2018, the Company and Paris Med entered into agreements, pursuant to which Paris Med agreed to provide project financing in the amount of $158,216,541, to an unrelated third party consisting of three notes as follows:

1)	Construction financing in the amount of $90,204,328, maturing in 10 years on June 30, 2028, including the construction period, and accruing interest at an annual rate of 5.5% during the construction period, and 4.5% upon conversion to a permanent loan. All interest receivables are due at maturity. As of December 31, 2019, Paris Med has made $558,000 of advances pursuant to the construction loan. The Company received loan origination fees, in the amount of $92,400, which is presented net of the underlying loan advances on the accompanying consolidated balance sheets and amortized into income over the terms of the underlying loans. During the years ended December 31, 2021 and 2020, the Company amortized $9,160 and $9,160 of the discount. As of December 31, 2021 and 2020, respectively, the loan is carried at $496,084 and $486,924, net of unamortized discount of $61,916 and $71,076. The Company has established a full reserve against this loan until such time as the loan may be repaid.

2)	Equipment financing note in the amount of $24,715,986, payable monthly, accruing interest at an annual rate of 5.75%, and having terms approximating the lives of the underlying equipment. As of December 31, 2021 and 2020, no amounts have been advanced pursuant to the equipment financing note.

3)	Operations financing, business line of credit in the amount of $23,932,625, accruing interest at an annual rate of 5.75%, maturing in 10 years. As of December 31, 2021 and 2020, no amounts have been advanced pursuant to the line of credit.

4)	The notes are secured by the assignment of leases and fixed assets related to the project.

The Company has established a full reserve against this loan until such time as the loan is repaid.

The following is a summary of loans receivable as of December 31, 2023 and 2022:

	2023	2022
Principal Amount Outstanding	$558,000	$558,000
Unaccreted Discounts	(61,916)	(61,916)
Net Carrying Value	$496,084	$486,924
Interest receivable	197,147	197,147
Less reserve	(693,231)	(693,231)
Net Carrying Value	$—	$—

NOTE 5 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance. As of December 31, 2023 and 2022 the Company had a net operating loss carry-forward of approximately $8,431,524 and $7,918,546. Net operating loss carry-forwards incurred before 2018 generally expire twenty years from the date the loss was incurred, beginning in 2023, and losses incurred after 2018 are subject to annual limitations.

The Company is subject to United States federal and state income taxes at an approximate blended state and federal rate of 29%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2023	December 31, 2022
Statutory rates (federal and state)	29%	29%
Permanent differences	0%	0%
Valuation allowance change and change in tax rate	(29)%	(29)%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2023, 2022 and 2021 are as follows:

	December 31, 2023	December 31, 2022
Net operating loss carryforward	$2,445,142	$2,296,328
Valuation allowance	$(2,445,142)	$(2,296,328)
Net Deferred income tax asset	$—	$—

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. The Company’s valuation allowance increased by $0 and $598,769 during the years ended December 31, 2023 and 2022. When circumstances change and which cause a change in management’s judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Current law limits the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan. During the years ended December 31, 2023 and 2022, the Company accrued distributions of $120,000 and $120,000. As of December 31, 2023 and 2022, $580,000 and $460,000 of minimum distributions were owed to the 10% partner.

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

The Company is not aware of any additional litigation.

NOTE 7 – RELATED PARTY TRANSACTIONS

Loans receivable

The Company has extended lines of credit and loans to related parties. See Note 3.

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation of no less than $150,000 per year, not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the years ended December 31, 2023 and 2022, the company accrued management fees of $150,000 and $150,000, which remain unpaid as of December 31, 2023.

Note Payable – related party

On October 14, 2020, the Company issue a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020. This note is currently in default, incurring interest at the default rate of 15% annually. As of December 31, 2023 and 2022, the Company recorded $257,966 and $231,747  in Notes payable - related party.

Note Payable – short term

On June 29, 2022, the Company issued a promissory note in the amount of $35,000 to an unrelated party. The note bears interest at an annual rate of 24% and matured on December 29, 2022. This note is currently in default, incurring interest at the default rate of 3.5% monthly on the unpaid balance. As of December 31, 2023 and 2022, the Company recorded $53,979 and $39,279  in Notes payable – short term.

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

As consideration for the extensions, the Company’s parent company, Omega Commercial Finance Corporation, agreed to issue to the investor, 65,000 shares of its Series Z preferred stock, and the Company agreed to reimburse the investor for $21,894 of legal fees incurred related to the extension. The Company estimated the fair value of the Series Z preferred stock based on recent sales for cash, and recorded additional discounts of $184,394, including the accrued legal fees, against the common stock to be amortized into interest expense through the extended expiration of the option in May 2018.  In October 2018, the option period was further extended to November 19, 2018.   As consideration for the extension, the Company agreed to allow the investor to direct the investment of the restricted cash into one more investment types, such stock, money market accounts or similar investments.  The investor was also granted the right to withdrawal any restricted cash in excess of $2.5 million.  In November 2018, the option was further extended to January 12, 2019. In March 2019, the option period was extended to June 2019. In June 2019, the option period was extended to September 27, 2019. In September 2019, the option period was extended to February 2020. In January 2020, the option period was extended to September 2020. During the year ended December 31, 2018, the Company amortized the remaining $1,109,113 of the discount. As of December 31, 2019, the cash was held in an escrow account and the shares were carried at $2,500,000. During the year ended December 31, 2020, the investor exercised its right to require the Company to repurchase the shares for $2.5 million and $2.5 million was released from escrow and returned to the investor in exchange for the common stock.

On November 27, 2017, 16,667 shares of 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000. The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date. The balance of the preferred stock reflected in temporary equity as of December 31, 2023 and 2022, is $457,786 and $434,098, net of unamortized discount of $92,793 and $116,481, and all warrants have expired.

Common Stock

During the year ended December 31, 2023, the Company sold 1,500,000 shares of its common stock to a related party for $1,500 or $.001/share.

As at December 31, 2023 and 2022, the Company had 11,224,401 and 9,724,401 shares issued and outstanding, respectively.

Preferred Stock

Series A Preferred stock:

Each share of Series A Preferred Stock is convertible at the option of the holder into ten (10) shares of the Company’s common stock for an aggregate of 175,050 shares of common stock, subject to adjustment for stock splits, stock dividends and similar transactions. The Series A Preferred Stock is entitled to share ratably in dividends declared on the Company’s common stock on an “as converted” basis.

Each share of Series A Preferred Stock is entitled to 1 vote on each matter presented to stockholders (subject to adjustment for stock splits, stock dividends and similar transactions). Shares of Series A Preferred Stock vote together with shares of our common stock as a single class, except as required by Delaware law. Alpha’s current issued and outstanding Series A Preferred stock is 1,167 as of December 31, 2023 and 2022.

Series AA Preferred stock:

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

Each share of Series AA Preferred Stock is entitled to 450 votes on each matter presented to stockholders (subject to adjustment for stock splits, stock dividends and similar transactions). Shares of Series AA Preferred Stock vote together with shares of our common stock as a single class, except as required by Delaware law. Accordingly, Omega, as the holder of the Series AA Preferred Stock, effectively maintains control over the Company’s. Alpha’s current issued and outstanding Series AA Preferred stock is 100,000 as of December 31, 2023 and 2022, respectively.

Capital Contributions

During the years ended December 31, 2023 and 2022, Omega Commercial Finance Corp, the Company’s parent company, made capital contributions to the Company totaling $31,040 and $73,650.

Common Stock Warrants

There has been no warrant activity during the years ended December 31, 2023 and 2022, and all warrants have expired.

NOTE 9 – SUBSEQUENT EVENTS

Judgments and Settlements

In January 2024, the Company negotiated a settlement in regards to the supplemental complaint for financial relief in regards to collections, the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida, case #2021-20869-CA01, seeking $150,000, with a specified payment schedule through 2025. Once the payment terms have been satisfied, the judgment will be dismissed with prejudice.

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the consolidated financial statements presented herein.

F-14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our Chief Executive Officer (our principal executive, financial and accounting officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of Exchange Act. We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K. This includes ensuring that information required to be disclosed was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our Chief Executive Officer (our principal executive, financial and accounting officer) has concluded that, as of December 31, 2023, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following.

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

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers

The following table sets forth the name, age and position of each person who is a director or executive officer as of the date of this annual report.

Name	Age	Positions and Offices to be Held

Todd C. Buxton	53	Chief Executive Officer, Vice Chairman and director

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

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by or paid to our executive officers for 2022, 2021, and 2020.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Todd C. Buxton, CEO	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0
	2021	84,500	0	0	0	0	0	0	84,500

(1)	Dr. Fussell resigned as an officer and director of the Company in August 2020.

Employment Agreements

The Company is presently party to an employment agreement with its executive officer for compensation in cash and stock. No cash has been paid nor stock issued for the year ended December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2023 for our executive officers.

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

Names and addresses	Number of shares of common stock beneficially owned (#)		Percentage of Voting Power(1)

Directors and executive officers:

Todd C. Buxton	0	(2)	0.0
All executive officers and directors as a group (one person)	0	(2)	0.0

Other 5% percent beneficial owners:

Omega Commercial Finance Corp.		(2)	80.0

Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(1)	Based on 11,224,401 Shares, each having one vote per Share and 100,000 shares of Series AA Preferred Stock each having 450 votes per share outstanding as of the date of this annual report.

(2)	Omega holds 1,390,000 Shares of record and beneficially owns 1,000,000 Shares issuable upon conversion of 100,000 shares of Series AA Preferred Stock held by it of record. The persons deemed voting or dispositive control over the Shares held by Omega are Jon S. Cummings IV, Chairman of Board, director and the majority shareholder of Omega, Mark Feanny, MD, a director of Omega and Clarence Williams, a director of Omega.

Item 13.  Certain Relationships and Related Transactions

Related Party Transactions

During the year ended December 31, 2023, the Company sold 1,500,000 shares of its common stock, par value $.0001, to a related party for $1,500 or $.001/share.

During the years ended December 31, 2023 and 2022, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of $31,040 and $73,650.

On August 28, 2017, the Company entered into two loan agreements with companies owned by Timothy R. Fussell, our then President, Chairman of the Board and a director of the Company.  The first agreement, with Partners South Holdings LLC (“PSHL”), provides for a revolving line of credit in the maximum principal sum of $3,600,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the limited liability company membership interests of PSHL.  The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the loan is 3.5% to be paid quarterly on the first day of each calendar. As of December 31, 2022 and 2021, no amounts had been advanced under this line of credit. Origination fees of $180,000 due to the Company have been added to the outstanding balance due on the line of credit. At December 31, 2021, the Company established a full reserve against the outstanding balance, and at December 31, 2023 and 2022, the loan receivable balance was $0.

The second agreement, with Partners South Properties Corporation (“PSPC”), provides for a revolving line of credit in the maximum principal sum of $5,000,000 for the purpose of financing real property construction costs and working capital needs.  The line of credit is secured by a pledge of all the capital stock of PSPC. The maturity date of the line of credit is August 31, 2022 at which time the entire then outstanding principal balance plus accrued interest thereon is due and payable.  The fixed interest rate on the line of credit is 3.5% to be paid quarterly on the first day of each calendar quarter. At December 31, 2021, the Company established a full reserve against the outstanding balance and at December 31, 2023 and 2022, the loan receivable balance was $0.

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

Item 14.  Principal Accounting Fees and Services

The total fees charged to the Company by our independent registered public accounting firm, BFBorgers CPA PC, for audit-related services, including quarterly reviews, were $36,500 and $36,500 for the years ended December 31,2023 and 2022. The firm did not provide us with any tax or other services during either of such years.

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

We do not have an audit committee.  Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2023 and 2022 were pre-approved by our Board.

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

ALPHA INVESTMENT INC.

By	/s/ TODD C. BUXTON	April 15, 2024
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	April 15, 2024
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

