Form 10-K/A
period 2023-12-31
Alpha Investment Inc.
filed 2024-04-17
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

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

EXPLANATORY NOTE

Alpha Investment Inc. (the “Company”, “our,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2024 (the “Original Report”), for the sole purpose of correcting the related party company from Omega International to Omega Worldwide.

No other amendments have been made to the Original Report or to the audited financial statements for the fiscal year ending December 31, 2023.

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

Liquidity and Capital Resources

During the year ended December 31, 2023, Omega, the principal stockholder of the Company, made additional capital contributions to the Company of approximately $31,040 in expenses paid on behalf of the Company, and Omega Worldwide, a related party, purchased 1,500,000 of common stock for $1,500 or $.001/share.

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

Stock purchase

During the year ended December 31, 2023, Omega Worldwide, a related party, purchased 1,500,000 shares of common stock for $1,500 or $.0001/share. There were no stock transactions during the year ended December 31, 2022.

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

ALPHA INVESTMENT INC.

By	/s/ TODD C. BUXTON	April 16, 2024
TODD C. BUXTON
Chief Executive Officer, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	April 16, 2024
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

