Form 10-Q
period 2024-03-31
Alpha Investment Inc.
filed 2024-05-20
CIK 1616736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at May 15, 2024
Common Stock, par value $0.0001	11,224,401 shares

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “the “Company,” “we,” “our,” “us,” and similar terms refers to Alpha Investment, Inc.

ITEM 1. FINANCIAL STATEMENTS

Alpha Investment Inc

Condensed Consolidated Balance Sheets

(Unaudited)

	As of	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash	$297	$14
Total Current Assets	297	14
TOTAL ASSETS	$297	$14

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$787,681	$747,771
Accrued management fees - related party	637,500	600,000
Distribution payable	610,000	580,000
Notes payable - short-term	57,654	53,979
Notes payable - related party	264,559	257,996
Judgments and settlements payable	2,662,147	2,662,147
Total Current Liabilities	5,019,540	4,901,894
Total Liabilities	5,019,440	4,901,894

Temporary Equity:
Series 2018 Convertible Preferred Stock ($0.0001 par value), net of discounts of $86,871 and $92,793, respectively, 100,000 shares authorized; 36,667 shares issued and outstanding (liquidation value: $500,000) (See Note 8)	463,708	457,786
	463,708	457,786
Stockholders' Equity:
Preferred stock ($0.0001 par value), 20,000,000 shares
Series A Convertible Preferred stock ($15.00 par value), 100,000 shares authorized; 1,167 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	17,505	17,505
Series AA Convertible Preferred stock ($0.0001 par value), 100,000 shares authorized, 100,000 and 100,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	10	10
Common stock, ($0.0001 par value), 100,000,000 shares authorized; 11,224,401 and 11,224,401 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,123	1,123
Additional paid-in capital	6,073,400	6,045,290
Accumulated deficit	(11,056,477)	(10,935,082)
Total Equity	(4,964,439)	(4,871,154)
Non-controlling interest in variable interest entities	(518,512)	(488,512)
Total Stockholders' Equity	(5,482,951)	(5,359,666)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297	$14

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Income:
Sales/Revenue	$—	$—
Total Income	—	—

General and Administrative Expenses:
Management fee - related party	37,500	37,500
Administrative expenses	32,385	25,023
Professional fees	37,000	32,677
Total General and Administrative Expenses	106,885	95,200
Loss from Operations	(106,885)	(95,200)

Other Income/Expense:
Other revenue	1,650	—
Judgment payable	—	(144,147)
Interest expense, net	(10,238)	(10,238)
Total Other Expense	(8,588)	(154,385)

Net Loss	$(115,473)	$(249,584)

Amortization of discounts on Series 2018 preferred stock and redeemable common stock	(5,922)	(5,922)

Net Loss Attributable to Common Stockholders	$(121,395)	$(255,506)

Basic and Diluted Loss Per Share	$(0.01)	$(0.03)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	11,224,401	9,724,401

See notes to unaudited condensed consolidated financial statements.

Alpha Investment Inc

Statement of Changes in Stockholders' Equity (Deficit)

For the Three Months Ended March 31, 2024 and 2023

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2022	9,724,401	$973	1,167	$17,505	100,000	$10	$6,012,900	$(368,512)	$(10,398,416)	$(4,735,540)
Stockholder contribution	—	—	—	—	—	—	8,250	—	—	8,250
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—	—	—	—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(249,584)	(249,584)
Balance, March 31, 2023	9,724,401	$973	1,167	$17,505	100,000	$10	$6,021,150	$(398,512)	$(10,653,922)	$(5,012,796)

			Series A		Series AA			Non-
	Common Stock		Preferred Stock		Preferred Stock		Paid-in	controlling	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2023	11,224,401	$1,123	1,167	$17,505	100,000	$10	$6,045,290	$(488,512)	$(10,935,082)	$(5,359,666)
Stock exchange		—	—	—	—	—	—	—	—	—
Stockholder contribution	—	—	—	—	—	—	28,110	—	—	28,110
Distributions due to non-controlling interest	—	—	—	—	—	—	—	(30,000)	—	(30,000)
Amortization of discount on redeemable preferred stock	—	—	—	—			—	—	(5,922)	(5,922)
Net loss	—	—	—	—	—	—	—		(115,473)	(115,473)
Balance, March 31, 2024	11,224,401	$1,123	1,167	$17,505	100,000	$10	$6,073,400	$(518,512)	$(11,056,477)	$(5,482,951)

See notes to unaudited condensed consolidated financial statements.

ALPHA INVESTMENT INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(115,473)	(249,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in interest receivable	—	—
Increase in accrued management fees - related party	37,500	37,500
Decrease in accounts payable and accrued expenses	39,909	49,450
Increase in notes payable-short term	3,675	3,675
Increase in notes payable - related party	6,563	6,562
Increase in judgments & settlements payable	—	144,147
Net cash used in operating activities	(27,827)	(8,250)

Cash Flows from Investing Activities:
Net cash from investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from stockholder contribution	28,110	8,250
Net cash provided by (used in) financing activities	28,110	8,250

Net increase (decrease) in cash	283	—
Cash and restricted cash at beginning of quarter	14	—
Cash and restricted cash at end of quarter	$297	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during year for:
Interest	$—	$—
Income Taxes	$—	$—

Schedule of Non-Cash Investing and Financing Activities:
Distribution due to non-controlling interest	$30,000	$30,000
Amortization of discount on redeemable preferred stock	$5,922	$5,922

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

NOTE 2 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses. The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $11,056,477 as of March 31, 2024. During the three months ended March 31, 2024, the Company used $27,827 of cash in operations and incurred a net loss of $115,473. The Company requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. Securing additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the

Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. As of March 31, 2024, the Company had $297 in cash.

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

Estimating allowances for loan losses requires significant judgment about the underlying collateral, including liquidation value, condition of the collateral, competency and cooperation of the related borrower and specific legal issues that affect loan collections or taking possession of the property on an individual loan receivable basis.  Management has no active loans receivable as of March 31, 2024 and December 31, 2023.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2024, tax years since 2018 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Revenue Recognition and Investment Income

Origination fees collected at the time of investment are recorded against the loans receivable and amortized into net interest income over the lives of the related loans. Issuance costs incurred are capitalized along with the initial investment and amortized against net interest income over the lives of the related loans. The Company records interest income in accordance with ASC subtopic 835-30 "Imputation of Interest", using the effective interest method. The Company had no interest income for the three months ended March 31, 2024 and 2023.

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

Payments received on past due receivables and finance receivables the Company has suspended recognizing interest income on are applied first to principal and then to accrued interest. Interest income on past due receivables and finance receivables, if received, is recorded when received. The Company generally does not resume recognition of interest income once it has been suspended. At December 31, 2021, the Company evaluated the collectability of its loans and lines of credit receivable, in light of economic conditions during the Covid-19 pandemic, established an allowance account to bring these to $0. Accordingly, there is no imputed interest receivable for the three months ended March 31, 2024 or 2023.

From time to time the Company may make available for use its mailing lists and customer lists to other firms in the same or complimentary markets. For the period ended March 31, 2024, the Company received $1,660 for its lists.

Variable Interest Entity

The Company holds a 10% interest in Paris Med, of which the remaining 90% interest is held by Omega.  Through March 31, 2022, the Company has provided 100% of the funding to Paris Med, which has provided a construction loan to a third party.  This loan receivable is the sole asset of Paris Med.  The Company determined that Paris Med was a variable interest entity based on various qualitative and quantitative factors including but not limited to: 1) financing of Paris Med’s sole asset was received by the Company, which is disproportionate to the Company’s ownership interest and 2) the Company and Omega, a related party, organized the entity for the purpose of facilitating the Company’s activities.  As of March 31, 2024, the Company is considered the primary beneficiary because it has provided substantially all of its financial support and is the only party at risk.  As of March 31, 2024, Paris Med has total assets of $0 because the Company established a full reserve for this loan until such time as the loan is repaid. See Note 4.  For the three months ended March 31, 2024, Paris Med had no activity.

Fair Value

The carrying amounts reported in the balance sheet for cash, accounts payable and notes payable approximate their estimated fair market value based on the short-term maturity of this instrument. The carrying value of the Company’s loans receivable approximate fair value because their terms approximate market rates.

Net Loss Per Share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. 36,667 shares underlying convertible preferred stock were excluded from the computation of diluted loss per share for the three months ended March 31, 2024 and 2023, because their impact was anti-dilutive.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Alpha Mortgage Notes, LLC

In exchange for its 90% interest in the Alpha Mortgage Notes, LLC, ("SPV") the Company is required to contribute 4,015,667 shares of common stock to be used by the SPV for the purchase of performing notes for the SPV. The SPV is required to make monthly distributions to its 10% member of $10,000 up until the time a purchase of the performing notes are made, and upon the acquisition of the six mortgages specified in the SPV's operating agreement, monthly payments of $150,000 per month from gross interest income received for 30 months; and 20% of any other future note purchases. The 10% partner will also receive an amount equal to 1% of the principal amounts received on each loan. For the three months ended March 31, 2024, the Company accrued $30,000 of distributions. As of March 31, 2024, $610,000 of minimum distributions are owed to the 10% partner.

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

Supplemental complaint for financial relief in regards to collections, In the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida, case #2021-20869-CA01, seeking $144,147 plus 6% interest from 2013. A settlement agreement is currently in place and the debt serviced by a third party.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Fee

The Company pays its parent company, Omega Commercial Finance Corp (“Omega”) management fees pursuant to a corporate governance management agreement executed on June 1, 2017. Omega is to provide services related to facilitating the introduction of potential investors for compensation not to exceed $300,000 per year. The agreement remains in effect until cancelled by Omega. During the three months ended March 31, 2024 and 2023, the company accrued management fees of $37,500. Total management fees of $637,500 and $600,000 remain unpaid as of March 31, 2024 and December 31, 2023.

Note Payable

On October 14, 2020, the Company issued a promissory note in the amount of $175,000 to Partners South, Holdings, LLC. The note bears interest at an annual rate of 10% and matured on December 15, 2020. The note is in default and due on demand. As of March 31, 2024 and December 31, 2023, the Company recorded $264,559 and $257,996 in Notes payable - related party

Note Payable – short term

On June 29, 2022, the Company issued a promissory note in the amount of $35,000 to an unrelated party. The note bears interest at an annual rate of 24% and matured on December 29, 2022. This note is currently in default, incurring interest at the default rate of 3.5% monthly on the unpaid balance. As of March 31, 2024 and December 31, 2023, the Company recorded $57,654 and $53,979 in Notes payable – short term. As of March 31, 2024 and 2023, the Company recorded $3,625 and $3,625 in interest expense.

NOTE 6 – STOCKHOLDERS’ EQUITY

Temporary Equity

On November 27, 2017, 16,667 shares of Series 2018 Convertible Preferred stock were issued at a value of $15.00 per share to one entity in exchange for cash of $250,000.  The shares have 350,000 warrants attached, each warrant entitling the holder to one additional share with an exercise date of up to 5 years from the issuance date of the shares. The preferred stock is mandatorily redeemable 10 years after issuance. On January 15, 2018, the Company issued 20,000 shares of Series 2018 to Partners South Holding LLC for services provided at $15 per share, no warrants attached. The Company allocated $236,897 the proceeds from the sale of the preferred stock to the warrants, which was recorded as a discount against the preferred stock and is to be amortized as a deemed dividend through the 10-year redemption date.  The balance of the preferred stock reflected in temporary equity as of March 31, 2024 and December 31, 2023, was $463,708 and $457,786, net of unamortized discounts of $86,871 and $92,793, respectively.

Preferred Stock

Series A: as of March 31, 2024 and December 31, 2023, the Company has outstanding 1,167 shares of Series A Preferred Stock, par value $15.

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

Series AA – as of March 31, 2024 and December 31, 2023, the Company has outstanding 100,000 shares of Series AA Preferered Stock held by Omega Commercial.

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

Common Stock

At March 31, 2024 and December 31, 2023, the Company had outstanding 11,224,401 shares of its common stock, par value $0.0001.

Capital Contributions

During the three months ended March 31, 2024 and 2023, Omega Commercial Finance Corp paid expenses on behalf of the Company of $28,110 and $8,250.

Common Stock Warrants

There are no outstanding warrants as of March 31, 2024 and December 31, 2023.

NOTE 7 – SUBSEQUENT EVENTS

Effective May 7, 2024, the Company dismissed BF Borgers as its independent registered public accounting firm (See 8-K filed May 5, 2024 on the SEC website).

Effective May 9, 2024 the Company engaged Bush and Associates Inc. as their new independent registered public accounting firm.

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

Results of Operations

General

We have recognized $1,650 of income for the three months ended March 31, 2024, compared to no revenue for the same period in 2023.  As of March 31, 2024, the Company had an accumulated deficit of approximately $11.1 million.

The following table provides selected consolidated balance sheet data as of March 31, 2024.

Balance Sheet Data:	3/31/2024
Cash	$297
Loan receivable and accrued interest receivable, net of discounts	0
Total assets	297
Current liabilities	5,019,540
Total liabilities	5,019,540
Temporary equity	463,708
Shareholders' equity	(5,482,951)

Three Months Ended March 31, 2024 as compared to three months ended March 31, 2023

For the three months ended March 31, 2024, we generated $1,650 in income, compared to $0 in 2023. We incurred $106,885 in operating expenses during the 2024 period, compared to $95,200 in 2023.

Liquidity and Capital Resources

During the three months ended March 31, 2024, Omega, the principal stockholder of the Company, paid expenses on behalf of the Company of $28,110. During the three months ended March 31, 2023, Omega made cash contributions of $8,250.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our Chief Executive Officer (our principal executive and financial officer) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of Exchange Act. We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K. This includes ensuring that information required to be disclosed was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer (our principal executive and financial officer) conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2024. In making this evaluation, the Chief Executive Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Supplemental complaint for financial relief in regards to collections, In the circuit court of the eleventh judicial circuit in and for Miami-Dade County, Florida, case #2021-20869-CA01, seeking $144,147 plus 6% interest from 2013. A settlement agreement is currently in place and the debt serviced by a third party.

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

ALPHA INVESTMENT INC.

/s/ Todd C. Buxton	Chief Executive Officer, Acting Chief Financial Officer and Director	May 20, 2024
TODD C. BUXTON	Title (Principal Executive, financial and Accounting Officer	Date

